Form 10-Q
period 2000-03-31
LENDINGTREE INC
filed 2000-05-12
CIK 1096479

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark one)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________.



                                LENDINGTREE, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                         25-1795344
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

        11115 RUSHMORE DRIVE
     CHARLOTTE, NORTH CAROLINA                                    28277
  (Address of principal executive offices)                      (Zip code)

                                 (704) 541-5351
              (Registrant's telephone number, including area code)



        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value
                                (Title of class)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         As of April 30, 2000 there were 18,023,492 shares of Common Stock, $.01 par value, outstanding.


================================================================================
                                  Page 1 of 20

LendingTree, Inc.
Form 10-Q for the Three Months Ended March 31, 2000


                                LENDINGTREE, INC.
                                TABLE OF CONTENTS

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART I FINANCIAL INFORMATION:

Introduction

Item 1.  Financial Statements

          Statements of Operations -
              Three months ended March 31, 2000
              and March 31, 1999                                        3

          Balance Sheets -
              March 31, 2000 and December 31, 1999                      4

          Statements of Cash Flows -
              Three months ended March 31, 2000 and
              March 31, 1999                                            5

         Notes to Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations            10



PART II OTHER INFORMATION:

Item 2. Changes in Securities and Use of Proceeds                      17

Item 6. Exhibits and Reports on Form 8-K                               18

SIGNATURE                                                              19



                          ----------------------------


PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF LENDINGTREE, INC., OR THIRD PARTIES.

                          ----------------------------

LendingTree, Inc.
Form 10-Q for the Three Months Ended March 31, 2000


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.


                                LENDINGTREE, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                    For the Three Months Ended March 31,
                                                                    ------------------------------------

                                                                          1999              2000
                                                                      -----------       ------------

Revenue:
   LendingTree.com network                                            $   386,000       $  3,695,000
   Lend-X
         Lend-X  network                                                   89,000            678,000
         Lend-X technology                                                162,000            110,000
                                                                      -----------       ------------
              Total revenue                                               637,000          4,483,000
                                                                      -----------       ------------
Cost of revenue:
   LendingTree.com network                                                174,000          1,121,000
   Lend-X
         Lend-X network                                                    43,000            415,000
         Lend-X technology                                                175,000            127,000
                                                                      -----------       ------------
              Total cost of revenue                                       392,000          1,663,000
                                                                      -----------       ------------
Gross profit                                                              245,000          2,820,000
                                                                      -----------       ------------
Operating expenses:
   Product development                                                    142,000            515,000
   Marketing and advertising                                            2,883,000         14,886,000
   Sales, general and administrative                                    1,344,000          5,186,000
                                                                      -----------       ------------
              Total operating expenses                                  4,369,000         20,587,000
                                                                      -----------       ------------
Loss from operations                                                   (4,124,000)       (17,767,000)
Interest income, net                                                       22,000            537,000
                                                                      -----------       ------------
Net loss                                                               (4,102,000)       (17,230,000)
                                                                      -----------       ------------
Accumulated, undeclared dividends on convertible preferred stock         (120,000)                --
Dividends on convertible preferred stock                                       --         (2,461,000)
                                                                      -----------       ------------
Net loss attributable to common shareholders                          $(4,222,000)      $(19,691,000)
                                                                      ===========       ============

Net loss per common share - basic and diluted                         $     (1.12)      $      (2.07)
                                                                      ===========       ============
Weighted average shares used in basic and diluted net
  loss per common share calculation                                     3,756,664          9,525,129
                                                                      ===========       ============


    The accompanying notes are an integral part of these financial statements

LendingTree, Inc.
Form 10-Q for the Three Months Ended March 31, 2000


                                LENDINGTREE, INC.
                                 BALANCE SHEETS


                                                                           As of                As of
                                                                        December 31,          March 31,
                                                                            1999                2000
                                                                        ------------       -------------
Assets                                                                                      (unaudited)
Current assets:
  Cash and cash equivalents                                             $  2,419,000       $   1,373,000
  Short-term investments                                                  27,053,000          28,683,000
  Restricted investments                                                          --          32,948,000
  Accounts receivable, net of allowance for
   doubtful accounts of $118,000 and $232,000, respectively                2,027,000           3,325,000
  Prepaid expenses and other current assets                                1,005,000           1,225,000
                                                                        ------------       -------------
     Total current assets                                                 32,504,000          67,554,000
Property, equipment and software, net                                      1,086,000           1,594,000
Other assets                                                                 177,000             552,000
Investments in other businesses                                                   --           2,500,000
                                                                        ------------       -------------
     Total assets                                                       $ 33,767,000       $  72,200,000
                                                                        ============       =============


Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                         3,579,000          13,192,000
  Accrued expenses                                                         2,451,000           2,974,000
                                                                        ------------       -------------
      Total current liabilities                                            6,030,000          16,166,000
Deposits                                                                          --              80,000
Commitments and contingencies                                                     --                  --
Shareholders' equity:
  Series A Convertible Preferred stock, $.01 par value, 8%
   cumulative, 3,049,031 shares authorized, 1,754,484 and 0 shares issued and outstanding at December 31, 1999 and March 31,
   2000, respectively                                                      9,884,000                  --
  Series B Convertible Preferred stock, $.01 par value, 911,450
   shares authorized, none issued                                                 --                  --
  Series C Convertible Preferred stock, $.01 par value, 268,074
   shares authorized, none issued                                                 --                  --
  Series D Convertible Preferred stock, $.01 par value, 8%
   cumulative, 6,238,639 shares authorized, 6,238,172 and 0 shares issued and outstanding at December 31, 1999 and March 31,
   2000, respectively                                                     49,234,000                  --
  Common stock, $.01 par value, 100,000,000 shares authorized,
   4,070,655 and 18,972,210 shares issued at December 31,
   1999 and March 31, 2000, respectively                                      41,000             190,000
  Deferred compensation                                                   (2,767,000)         (4,857,000)
  Treasury stock (948,971 shares at cost)                                 (5,978,000)         (5,978,000)
  Notes receivable from officers for option exercises                             --          (1,602,000)
  Unrealized gain on available-for-sale securities                            46,000                  --
  Additional paid-in-capital                                               9,423,000         117,577,000
  Accumulated deficit                                                    (32,146,000)        (49,376,000)
                                                                        ------------       -------------
     Total shareholders' equity                                           27,737,000          55,954,000
                                                                        ------------       -------------
     Total liabilities and shareholders' equity                         $ 33,767,000       $  72,200,000
                                                                        ============       =============


The accompanying notes are an integral part of these financial statements

LendingTree, Inc.
Form 10-Q for the Three Months Ended March 31, 2000

                                LENDINGTREE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                For the Three Months Ended March 31,
                                                                ------------------------------------

                                                                      1999              2000
                                                                  -----------       ------------
Cash flows from operating activities:
  Net loss                                                        $(4,102,000)      $(17,230,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                      27,000            113,000
    Provision for doubtful accounts                                        --            138,000
    Common stock options issued in lieu of
      compensation/services rendered                                       --             14,000
    Amortization of deferred compensation                                  --            493,000
    Changes in assets and liabilities:
      Accounts receivable                                            (524,000)        (1,436,000)
      Prepaid expenses and other current assets                       (11,000)          (220,000)
      Other assets                                                    (16,000)          (375,000)
      Accounts payable                                                615,000          9,613,000
      Accrued expenses                                                 40,000            523,000
      Deposits                                                             --             80,000
                                                                  -----------       ------------
        Net cash used in operating activities                      (3,971,000)        (8,287,000)
                                                                  -----------       ------------

Cash flows from investing activities:
  Purchase of short-term investments                                       --        (47,192,000)
  Liquidation of short-term investments                                    --         45,516,000
  Purchase of restricted investments                                       --        (35,517,000)
  Liquidation of restricted investments                                    --          2,569,000
  Investment in other businesses                                           --         (2,500,000)
  Additions to equipment, furniture and software                      (95,000)          (621,000)
                                                                  -----------       ------------
      Net cash used in investing activities                           (95,000)       (37,745,000)
                                                                  -----------       ------------

Cash flows from financing activities:
  Exercise of common stock options                                    120,000             82,000
  Proceeds from initial public offering of common stock, net               --         44,904,000
  Proceeds from sale of mandatorily redeemable
    Series A Convertible Preferred stock and warrants,
    net of offering costs                                           2,966,000                 --
                                                                  -----------       ------------
      Net cash provided by financing activities                     3,086,000         44,986,000
                                                                  -----------       ------------
Net decrease in cash and cash equivalents                            (980,000)        (1,046,000)
Cash and cash equivalents, beginning of period                      3,085,000          2,419,000
                                                                  -----------       ------------
Cash and cash equivalents, end of period                          $ 2,105,000       $  1,373,000
                                                                  ===========       ============

Supplemental disclosure of cash flow information:
  Interest paid                                                   $        --       $         --
  Income taxes paid                                               $        --       $         --
  Notes receivable from officers for option exercises             $        --       $  1,602,000


    The accompanying notes are an integral part of these financial statements

LendingTree, Inc.
Form 10-Q for the Three Months Ended March 31, 2000


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - THE COMPANY

LendingTree, Inc. (the "Company") was incorporated in the State of Delaware on June 7, 1996.

The Company offers both an Internet-based loan marketplace for consumers and lenders and also licenses its technology or hosts Internet-based systems to enable other businesses to create their own on-line lending exchanges.

Through its own website, www.lendingtree.com, the Company collects consumer credit requests and compares these requests and related credit information to the underwriting criteria of more than 100 participating lenders in its network. Consumers can receive multiple loan offers in response to a single credit request and then compare, review and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a cost that is lower than the cost associated with offline loan originations. The Company's marketplace encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards and personal loans and provides access to small business loans.

The Company is not a lender; its Internet-based marketplace facilitates the lending process. The Company's revenue model depends on revenue generated from lenders participating in its network who pay fees ("transmission fees") based upon their receipt of loan requests (known as qualification forms) and fees based upon loan closings ("closed-loan fees"). The Company's website is powered by its loan marketplace technology platform, Lend-X(sm).

The Company also licenses or hosts its Lend-X technology for use by other businesses, enabling them to create their own customized co-branded or private-label versions of online lending exchanges. Through these Lend-X partnerships, the Company can earn revenue both from network sources (transmission fees and closed-loan fees), as well as from technology related to customization, licensing and hosting the network.


NOTE 2 - BASIS OF PRESENTATION:

         Interim Financial Information

The financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2000 and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles are not included herein. These interim financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 as reported by the Company in its final Prospectus dated February 15, 2000 filed with the Securities and Exchange Commission in conjunction with the Company's initial public offering of its common stock.

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include percentage complete under long-term contracts and the valuation of the Company's common stock, options and warrants. Actual results could differ from those estimates.

         Reclassifications

Certain comparative period amounts have been reclassified to conform to current period presentation.

LendingTree, Inc.
Form 10-Q for the Three Months Ended March 31, 2000

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Restricted Investments

As of March 31, 2000, the Company had $32.9 million of investments held in an escrow account. This account was established by the Company and its advertising agency to maintain funds set aside by the Company for non-cancelable and approved expenditures and services of the advertising agency. Disbursements from the escrow account can only be made, with signatures from both the Company and the advertising agency. The fund is used only for advertising costs the Company has approved in advance. Disbursements from the escrow account are made no sooner than one month following the invoice date for the expenditures. All amounts held in the escrow account are invested in money market instruments. The Company receives all income earned on funds held in this investment account.

         New Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on the recognition, presentation, and disclosures of revenue in financial statements filed with the SEC. SAB 101, as amended by SAB 101A, outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is not expected to have a significant impact on the Company's revenue recognition policies.

The Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") has issued several consensuses that are or may sometime be relevant to the Company's business.

EITF Issue 00-2 "Accounting for Web Site Development Costs" - addresses how an entity should account for certain costs incurred to develop a web-site. This EITF is effective for fiscal quarters beginning after June 30, 2000 at which time the Company will adopt its provisions . The Company anticipates that it will incur certain costs related to the development of its web-site that will fall under the provisions of EITF Issue 00-2, however it cannot reasonably estimate currently those costs that will be capitalized or expensed under this guidance.

EITF Issue 00-3 "Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements that Include the Right to Use Software Stored On Another Entity's Hardware" - addresses two issues; whether SOP 97-2 applies to arrangements that require the vendor to host the software and whether SOP 97-2 applies to arrangements in which the customer has an option to take delivery of the software. This EITF is currently effective. The Company has adopted EITF Issue 00-3 and had no material impact on its financial position or results of operations.


         Revenue Recognition

The Company's lendingtree.com network revenue represents transmission fees and closed-loan fees paid by lenders for credit requests that are received through the Company's website, www.lendingtree.com. This revenue also includes fees to set up lenders on the network. Transmission fees are recognized at the time qualification forms are transmitted, while closed loan fees are recognized at the time the lender reports the activity to the Company, which may be up to four months after the qualification form is transmitted. Revenue from lender set-up fees is recognized upon completion of the lender's integration with the lendingtree.com network.

Lend-X network revenue is derived from qualification forms that are received through private-label or co-branded websites of other businesses ("Lend-X partners") that are enabled by the Company's Lend-X technology. If these qualification forms are successfully transmitted to or fulfilled by one of the Company's network lenders, the Company earns transmission fees and/or closed-loan fees, if applicable, from that lender, which are recognized as described above.

Lend-X technology revenue is related primarily to licensing and modifying the Company's proprietary software for use by lenders and other third parties. Revenue under such contracts is recognized as work is performed under the percentage of completion method with progress generally measured using costs incurred to date compared to total estimated costs to be incurred. Maintenance and support revenue is recognized ratably over the period the services are provided. Losses, if any, are recognized when the liability is identified.

LendingTree, Inc.
Form 10-Q for the Three Months Ended March 31, 2000

Included in accounts receivable, net, as of December 31, 1999 and March 31, 2000 is $10,000 and $4,400, respectively, of unbilled receivables related to percentage of completion contracts.

         Cost of Revenue

The Company's lendingtree.com and Lend-X network cost of revenue includes salary and benefit costs of the borrower relations and implementation groups, credit agency scoring expenses, consumer promotion costs, and the costs of website hosting hardware. Lend-X network cost of revenue includes additional expenses related to the amounts the Company pays its Lend-X partners.

Cost of revenue related to Lend-X technology includes direct costs of modifying the Company's proprietary software for licensing to lenders, as well as the cost of servers related to hosting the systems for these licensees.

         Stock Split

In January 2000, the Board of Directors approved a 1.27-for-1 common stock split that was effective February 22, 2000 upon the closing of the Company's initial public offering. The financial statements for all periods presented have been restated to reflect the effect of this stock split. In addition, the Board approved an amendment to the Company's certificate of incorporation, effective in conjunction with the Company's Form S-1 Registration Statement, increasing the authorized capital stock to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.01 per share.

         Product Development Costs

Product development costs primarily include expenses incurred by the Company to develop our proprietary software and to enhance and upgrade the Company's website. The Company accounts for the software development costs component of product development costs associated with software to be sold or marketed in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," which requires software development costs to be capitalized beginning when a product's technological feasibility is established and ending when a product is available for general release.

The Company accounts for the software development component of product development costs associated with internal use software in accordance with Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance regarding when software developed or obtained for internal use should be capitalized. SOP 98-1 requires that certain costs incurred during the application development stage be capitalized, while costs incurred during the preliminary project stage and post-implementation/operation stage should be expensed as incurred. Capitalized product development costs are amortized over the estimated life of the related application.

For the three months ended March 31, 2000, the Company capitalized approximately $.1 million of internal compensation costs related to software development and approximately $.2 million of purchased software and consulting costs related to other internal use software systems under development. No product development costs were capitalized in the period ending March 31, 1999.

         Advertising Expenses

Advertising expenses consist primarily of television, radio and outdoor advertising campaign costs as well as trade shows and other indirect costs. The Company expenses advertising costs as incurred or the first time the advertising takes place. For the three months ending March 31, 1999 and 2000, advertising expenses were $5.5 million and $13.3 million, respectively.


NOTE 4 - SIGNIFICANT TRANSACTIONS

         Initial Public Offering and Conversion of Preferred Stock to Common
         Stock

On February 15, 2000, the Company completed the sale of 4,197,500 shares of its common stock at an initial public offering ("IPO") price of $12.00 per share, raising approximately $44.9 million, net of offering expenses, underwriting discounts and commissions. Simultaneously with the closing of the initial public offering, all previously outstanding shares of convertible preferred stock and accumulated, unpaid in-kind dividends thereon were automatically converted into an aggregate of 10.5 million shares of common stock. As of March 31, 2000 there were approximately 18.0 million shares of common stock outstanding.

LendingTree, Inc.
Form 10-Q for the Three Months Ended March 31, 2000

         Warrant Agreements

In January 2000, Prudential Securities Incorporated, an underwriter for the Company's initial public offering and a holder of a warrant to purchase the Company's common stock agreed to exchange its existing warrant to purchase 127,000 shares of the Company's common stock at an exercise price of $7.52 per share for a new warrant to purchase 127,000 shares of common stock at an exercise price equal to the initial public offering price of common stock. The new warrant is exercisable for a five year period from the date of the first warrant or through September 21, 2004. Upon the exchange of these warrants, the Company recorded an offset to the IPO proceeds of approximately $.1 million based upon the fair value of the new warrant issued in excess of the existing warrant based upon an option valuation model.

Also during January 2000, the Company entered into an agreement for an initial one-year period with a third party to co-brand a web site. In February 2000, the Company granted two warrants to this third party in connection with this agreement. Each warrant is for the purchase of 95,250 shares of the Company's common stock at $7.87 per share. The first warrant, granted February 2, 2000, with an underlying fair value of $11.00, was immediately vested and exercisable at the date of grant. The second warrant was granted February 15, 2000 with an underlying fair value of $12.00 and was also immediately vested and exercisable. An expense of approximately $1.3 million, calculated using an option-pricing model, will be recognized ratably for services provided by the third party over the initial one-year period of the agreement. For the three months ended March 31, 2000, the Company recognized a charge for these warrants of approximately $0.2 million.

In connection with this agreement, the Company has also committed to approximately $4.4 million of advertising and promotional costs during the initial one-year period of the agreement. Similar commitments are also structured for the second year if the agreement is not terminated.

         Option Grants

In January 2000, the Company granted stock options to purchase 769,225 shares of common stock to employees at an exercise price of $9.28 per share. Based on the difference between the strike price of these options and the fair market value at the date of grant ($11.00), the Company recorded a deferred compensation charge of approximately $1.3 million and is amortizing it to expense over the options' four year vesting period. For the three months ended March 31, 2000, the Company recorded compensation expense of $0.2 million related to these options.

         Officer Loans

In February 2000, the Company entered into promissory notes and pledge agreements with certain executive officers of the Company to provide a total of approximately $1.9 million to these officers for the purpose of exercising non-qualified stock options and for paying the related withholding taxes on such exercises. The loans are to be repaid to the Company, plus interest at the federal rate (as defined) in equal annual installments beginning on January 31, 2002, and through January 31, 2005. The officers have pledged to the Company a security interest in the stock issued as a result of these options being exercised. The pledged stock may not be sold by the officers without prior written consent by the Company.

         Investment

In February 2000, the Company made a $2.5 million equity investment in a wholesale lending service LoanTrader.com. The Company's minority investment represents approximately 8.5% of the outstanding equity of LoanTrader.com. Accordingly, the Company is accounting for this investment using the cost method of accounting.


NOTE 5 - NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Other common stock equivalents, including stock options and warrants, are excluded from the calculation, as their effect would be anti-dilutive. At March 31, 2000, options and warrants to purchase 4.6 million shares of common stock were outstanding.

LendingTree, Inc.
Form 10-Q for the Three Months Ended March 31, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

This Quarterly Report on Form 10-Q may contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that represent the Company's expectations or beliefs concerning future events or projected financial results. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in certain forward-looking statements include the timing and amount of revenue that may be recognized by the Company, continuation of current expense trends, absence of unforeseen changes in the Company's markets, continued acceptance of the Company's services and products and general changes in the economy, as well as matters discussed in "Risks and Uncertainties" in the Company's final Prospectus with an effective date of February 15, 2000. There can be no assurance that such future events or projected results will be achieved and actual results could differ materially.

The Company offers both an Internet-based loan marketplace for consumers and lenders and also licenses its technology or hosts Internet-based systems to enable other businesses to create their own on-line lending exchanges.

Through its own website, www.lendingtree.com, the Company collects consumer credit requests and compares these requests and related credit information to the underwriting criteria of more than 100 participating lenders in its network. Consumers can receive multiple offers in response to a single credit request and then compare, review and accept the on-line loan offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a cost that is lower than the cost associated with offline loan originations. The Company's marketplace encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards and personal loans and provides access to small business loans.

The Company is not a lender; its Internet-based marketplace facilitates the lending process without the assumption of consumer credit risks. The Company's revenue model depends on revenue generated from lenders participating in its network who pay fees based upon their receipt of qualification forms ("transmission fees"), and fees based upon loan closings ("closed-loan fees"). All of the Company's network revenue is derived from lenders; the service is free to consumers. The Company's website is powered by its loan marketplace technology platform, Lend-X(sm).

The Company also licenses or hosts its Lend-X technology for use by other businesses, enabling them to create their own customized co-branded or private-label versions of online lending exchanges. Through these Lend-X partnerships, the Company can earn revenue both from network sources (transmission fees and closed-loan fees), as well as from technology related to customization, licensing and hosting the network.

No single lender, in any period presented, represented more than 10% of the Company's total revenue.

The Company's lendingtree.com and Lend-X network cost of revenue includes salary and benefit costs of the borrower relations and implementation groups, credit agency scoring expenses, consumer promotion costs and the costs of website hosting hardware. Lend-X network cost of revenue includes additional expenses related to the amounts the Company pays its Lend-X partners for the goods, facilities and services they provide.

The Company's Lend-X technology cost of revenue includes direct costs of modifying the Company's proprietary software for license to Lend-X users, as well as the related costs of hardware used to host the systems for these customers. All of these expenses are recognized in the period that they are incurred.

LendingTree, Inc.
Form 10-Q for the Three Months Ended March 31, 2000

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO
         THREE MONTHS ENDED MARCH 31, 1999

         REVENUE

Total revenue was approximately $4.5 million in the three months ended March 31, 2000, an increase of $3.9 million from $0.6 million in the same period in 1999.

The Company's lendingtree.com network revenue was approximately $3.7 million, or 82% of total revenue for the three months ended March 31, 2000, compared with 61% for the same period in 1999. Network revenue in the three months ended March 31, 2000 increased by $3.3 million from $0.4 million in the same period of 1999. This growth reflects a substantial increase in volume of qualification forms the Company transmitted to its lenders and a significant increase in the amount of revenue earned from closed-loan fees. The Company attributes the increase in transmission volume (from approximately 22,000 qualification forms in the three months ended March 31, 1999 to approximately 134,000 in the same period of 2000) primarily to its extensive advertising and branding campaign running during the three months ended March 31, 2000 resulting in a significant increase in website traffic. The increase in closed-loan fees reflects not only the increased transmission volume, but also a higher percentage of transmissions resulting in a closed loan. The Company attributes the higher percentage of transmissions resulting in a closed loan to an improvement in overall credit quality of the traffic on the Company's website and an increase in the number and variety of lenders on the Company's network.


Lend-X network revenue totaled $0.7 million or 15% of the Company's revenue for the three months ended March 31, 2000. This is an increase of $0.6 million over the same period in 1999. When a Lend-X partner receives a credit request that it cannot fulfil on its own online exchange, the request is routed to the Company's network and if the request is successfully transmitted to or fulfilled by one of the Company's network lenders, the Company earns transmission fees and closed-loan fees from that lender. The growth in Lend-X network revenue in the first three months of 2000 is the result of an increase in the number of Lend-X partners in the first quarter of 2000 as well as significant increases in credit-request related volume processed through the partner's websites or exchanges.

Lend-X technology revenue totaled $0.1 million, or approximately 3% of total revenue for the three months ended March 31, 2000, compared with $0.2 million for the same period of 1999.


         GROSS PROFIT

Gross profit of $2.8 million (63% of total revenue) for the three months ended March 31, 2000 was $2.6 million higher than the same period of 1999. As noted above, revenue increased $3.9 million from the first quarter 1999 to the first quarter 2000, but total cost of revenue increased only $1.3 million for the same period. Portions of the Company's costs of revenue are volume-based. Costs such as credit scoring fees, revenue sharing, and network hosting expenses tend to increase as volume and revenue increase. In the first three months of 2000, these costs were $0.8 million higher than the same period in 1999. In addition, the first three months of 2000 included $0.4 million for consumer promotions costs associated with borrowers that asked for and qualified for a credit card and also closed a loan through the Company's network. This promotional program was not in place in the first three months of 1999, however the Company anticipates that the volume associated with the program will continue to increase in the near term and therefore expects the associated costs to also increase. Lend-X technology cost of revenue decreased slightly in the three months ended March 31, 2000 when compared to the same period in 1999. The Lend-X technology cost of revenue for the three months ended March 31, 2000 includes expenses incurred to increase capacity in anticipation of business growth that the Company believes will begin during the second quarter of 2000.

         OPERATING EXPENSES

Product development expense was approximately $.5 million for the three months ended March 31, 2000 and $.1 for the three months ended March 31, 1999. Product development costs principally represent costs incurred related to the ongoing efforts to enhance and maintain the functionality of the Company's Lend-X technology.

Marketing and advertising expenses increased $12.0 million to approximately $14.9 million for the three months ended March 31, 2000 compared to $2.9 million for the same period in 1999. This increase is primarily due to substantially higher advertising expenses in 2000 incurred in an effort to build brand awareness and attract customers to the Company's Internet-

LendingTree, Inc.
Form 10-Q for the Three Months Ended March 31, 2000

based loan marketplace. During the first quarter of 2000, the Company began television advertising in several regional markets in addition to expanding its radio and outdoor advertising campaigns. The Company currently anticipates that marketing and advertising will continue to be its most significant expense, as it will continue to run these promotional campaigns and expand its advertising nationally.

Sales, general and administrative expenses increased to $5.2 million for the three months ended March 31, 2000 from $1.3 million for the same period in 1999 primarily due to higher employee-related costs such as compensation, recruiting and relocation expenses, as well as higher rent for a larger facility, and increased professional fees. The Company expects that future increases in sales, general and administrative expenses will also be necessary as the Company's business continues to grow.

Amortization of deferred non-cash compensation charges resulted in $0.5 million of expense in the three months ended March 31, 2000. As of March 31, 2000, the Company's balance sheet reflected deferred non-cash compensation charges of $4.9 million related to certain stock option and warrant grants that were considered compensatory. The deferred charge related to stock options ($3.8 million) is being amortized over the four-year vesting period associated with the related options. The deferred charge related to warrants ($1.1 million) is being amortized through February 2001, corresponding to the initial term of the underlying service agreement.

         INTEREST INCOME

Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income increased to $0.5 million in the three months ended March 31, 2000 from less than $0.1 million in the same period in 1999. This increase was primarily due to higher average cash balances in 2000 as a result of the net proceeds from the Company's initial public offering in February 2000 and the net proceeds from a private offering of preferred stock in September 1999.


         LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations primarily through private placements of securities, raising over $64 million, net after offering costs. Additionally, on February 15, 2000, the Company completed the sale of 4,197,500 shares of its common stock at an initial public offering price of $12.00 per share, raising approximately $44.9 million net of offering costs, underwriting discounts and commissions.

Net cash used in operating activities was $8.3 million and $4.0 million in the three months ended March 31, 2000 and 1999, respectively.

In the three months ended March 31, 2000 the cash used in investing activities included $35.5 million that was deposited into an escrow investment account. This account was established by the Company and its advertising agency to maintain funds set aside by the Company for non-cancelable and approved expenditures and services of the advertising agency. Disbursements from the escrow account can only be made for advertising expenditures the Company has approved in advance.

As of March 31, 2000, the Company had approximately $63.0 million in cash, cash equivalents, restricted investments and short-term investments. The Company believes that these sources, along with cash from operations, will be sufficient to meet its working capital and capital expenditure requirements for the next twelve months. However, working capital and capital expenditures after March 31, 2001 may need to be funded from additional debt or equity financing sources. Without the proceeds from additional financing sources, management would have to reduce the extent of the Company's plans for marketing and advertising during 2001. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, the Company's shareholders may experience significant dilution.


         RISKS

         Year 2000 Risks

Year 2000 computer problems may arise after the date of this quarterly report. Our business could be interrupted by any material year 2000-related failure of our internal systems, the systems that carry Internet traffic to our online loan marketplace, the systems of our lenders or online partners, or the systems used by consumers to access our marketplace.

The Company has not experienced and believes that it will not in the future, experience any material year 2000 problems.

LendingTree, Inc.
Form 10-Q for the Three Months Ended March 31, 2000

         The Company's Limited Operating History Makes the Company's Business and Prospects Difficult to Evaluate.

The Company has a limited operating history. The Company was formed in 1996 and began serving consumers across the United States in July 1998. There is no significant historical basis to assess how the Company will respond to competitive, economic or technological challenges. The Company's business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies like LendingTree, Inc. who operate in new and rapidly developing online marketplaces. The Company's failure to address these risks and uncertainties could materially impact the Company's results of operations and financial condition.

         The Company Has A History of Losses and Expect Losses In The Future.

The Company has never been profitable. The Company incurred losses from operations of approximately $17.8 million in the three months ended March 31, 2000 and $4.1 million in the same period of 1999. As of March 31, 2000, the Company had an accumulated net deficit of approximately $49.4 million. The Company currently estimates that it will spend approximately $50.0 million during 2000 on marketing and advertising, more than double what it spent in 1999.

The Company anticipates that its future expense levels will continue to exceed future revenue based on the Company's operating plans for at least the next twelve months. The Company may find it necessary to accelerate expenditures relating to the Company's sales and marketing efforts or otherwise increase the Company's financial commitment to creating and maintaining brand awareness among consumers and lenders. If the Company's revenue grows at a slower rate than the Company anticipates, or if the Company's spending levels exceed the Company's expectations or cannot be adjusted to reflect slower revenue growth, the Company may not achieve or sustain profitability.

         The Company's Operating Results May Be Negatively Impacted By Fluctuations in Interest Rates.

During the quarter ended March 31, 2000, revenue earned from mortgages, traditionally a market segment that is greatly impacted by changes in interest rates, represented approximately 44% of the Company's total revenue. While interest rates during this period were rising, the Company's business continued to show increases in website traffic, transmitted qualification forms for mortgages and revenue from closed-loan fees for mortgages over the first quarter of 1999. However, during future periods of rising interest rates the Company may experience a decline in consumer traffic to the Company's website and during periods of robust credit demand, typically associated with falling interest rates, lenders may have less incentive to use the Company's marketplace. Either of these events could reduce the Company's revenue and the Company cannot assess the effects of interest rates on the Company's business over a broad range of interest rate environments.

         The Company's Quarterly Operating Results Are Not an Indication of the Company's Future Results.

The Company's quarterly operating results may fluctuate significantly in the future due to a variety of factors that affect the Company's revenue or expenses in any particular quarter. The Company's quarterly results will fluctuate in part based on the demand for and supply of consumer loans which are a function of seasonal and other fluctuations in interest rates and related economic factors, all of which are outside of the Company's control. These temporary fluctuations could adversely affect the Company's business. In addition, the Company plans to continue to increase its operating expenses significantly to expand the Company's sales and marketing, administration, maintenance and technical support and product management groups. If revenue falls below the Company's expectations in any quarter and the Company is unable to quickly reduce the Company's spending in response, the Company's operating results would be lower than expected.

In addition, the Company expects that as its business matures it will experience seasonal fluctuations in its operating results due to fluctuations in consumer credit markets during the year. For example, home buying behavior is seasonal. Typically the second and third quarters of a year have a greater number of mortgage closings as compared to the first and fourth quarters. Because of the Company's limited operating history, it has not been possible for the Company to assess the impact of seasonal effects on its business.

         The Company's Failure to Obtain Sufficient Funds from Subsequent Financings May Significantly Impede the Company's Growth.

The Company must achieve and sustain rapid growth for the Company's business model to succeed. To accomplish this, the Company will need to raise additional funds in the future, from equity or debt sources. The Company's future cash requirements may be substantial. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to successfully promote its brand name, develop or enhance its service, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's financial condition and results of operations.

LendingTree, Inc.
Form 10-Q for the Three Months Ended March 31, 2000

         If The Company Is Unable To Expand The Company's Brand Recognition, Consumer And Lender Demand For The Company's Service Will Be Limited.

If the Company fails to promote and maintain its brand successfully or incurs significant expenses in promoting its brand and fails to generate a corresponding increase in revenue as a result of its branding efforts, the Company's business could be materially adversely affected. The Company believes that continuing to build brand awareness of the LendingTree marketplace is critical to achieving increased demand for the Company's service. Brand recognition is a key differentiating factor among providers of online lending services, and the Company believes it will be increasingly important as competition intensifies. In order to increase the Company's brand awareness, the Company must succeed in its marketing efforts, provide high-quality service and increase the number of consumers using its marketplace. If visitors to the Company's website do not perceive the Company's existing service to be of high quality or if the Company alters or modifies its existing service, introduce new services, or enter into new business ventures that are not favorably received, the value of the Company's brand could be diluted, which could decrease the attractiveness of the Company's service to consumers and lenders.

         If The Company's Participating Lenders Do Not Provide Competitive Levels Of Service To Consumers, The Company's Brand Will Be Harmed And The Company's Ability To Attract Consumers To The Company's Website Will Be Limited.

The Company's ability to provide a high-quality borrowing experience depends in part on consumers receiving competitive levels of convenience, customer service, pricing terms and responsiveness from the Company's participating lenders. If the Company's participating lenders do not provide consumers with competitive levels of convenience, customer service, price, and responsiveness the value of the Company's brand may be harmed and the number of consumers using the Company's service may decline.

         The Company May Experience Reduced Visitor Traffic, Reduced Revenue And Harm to the Company's Reputation In The Event of Unexpected Network Interruptions Caused by System Failures.

Any significant failure to maintain the satisfactory performance, reliability, security and availability of the Company's website, filtering systems or network infrastructure may cause significant harm to the Company's reputation, its ability to attract and maintain a high volume of visitors to its website, and to attract and retain participating consumers and lenders. The Company's revenue depends in large part on the number of credit requests submitted by consumers. Any system interruptions that result in the inability of consumers to submit these credit requests, or more generally the unavailability of the Company's service offerings, could have an adverse impact on the Company's revenue. In addition, the Company believes that consumers who have a negative experience with the Company's website may be reluctant to return or recommend LendingTree to other potential consumers.

In the past, the Company's website has experienced outages and decreased performance. In the worst such instance to date, the Company experienced a service outage for a period of approximately six hours due to a database software failure. If similar outages occur in the future, they may severely harm the Company's reputation and the Company's ability to offer the Company's service. The Company's computer hardware is located in leased facilities in Beltsville, Maryland. A full backup system is located in Cupertino, California. If both of these locations experienced a system failure, the performance of the Company's website would be harmed. These systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures, break-ins, and similar events. The Company's insurance policies may not compensate us for any losses that may occur due to any failures or interruptions in the Company's systems. Any extended period of disruptions could materially adversely affect the Company's business, results of operations, and financial condition.

         Failure To Comply With Laws Governing The Company's Service Or Material Changes In The Regulatory Environment Relating To The Internet Could Have A Material Adverse Effect On Its Business.

The loan products available through The Company's website are subject to extensive regulation by various federal and state governmental authorities. Because of uncertainties as to the applicability of these laws and regulations to the Internet and, more specifically, to the Company's business, and considering its business has evolved and expanded in a relatively short period of time, the Company may not always have been, and may not always be, in compliance with applicable federal and state laws and regulations. Failure to comply with the laws and regulatory requirements of federal and state regulatory authorities may result in, among other things, revocation of required licenses or registrations, loss of approved status, loss of exempt status, indemnification liability to lenders and others doing business with us, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. The occurrence of one or more of these events could materially affect the Company's business, results of operations and financial condition. In January 2000, the Company paid a settlement relating to allegations that we conducted business in a state without the appropriate registration.

LendingTree, Inc.
Form 10-Q for the Three Months Ended March 31, 2000

Many, but not all, states require licenses to solicit or broker to residents of those states, loans secured by residential mortgages, and/or other consumer loans, including credit card, automobile and personal loans. The Company is not currently licensed and/or able to accept credit requests for all loan products in every state. The Company is not currently accepting credit requests for loan products from residents of states in which we are not licensed to provide those products. In many of the states in which the Company is licensed, it is subject to examination by regulators.

As a computer loan origination system conducting business through the Internet, the Company faces an additional level of regulatory risk given that most of the laws governing lending transactions have not been substantially revised or updated to fully accommodate electronic commerce. Until these laws, rules, and regulations are revised to clarify their applicability to transactions conducted through electronic commerce, any company providing loan-related services through the Internet or other means of electronic commerce will face compliance uncertainty. Federal law, for example, generally prohibits the payment or receipt of referral fees in connection with residential mortgage loan transactions. The applicability of referral fee prohibitions to the compensation provisions of fee arrangements used by online companies like LendingTree, Inc. may have the effect of reducing the types and amount of fees that the Company may charge in connection with real estate-secured products.

Regulations promulgated by some states may impose compliance obligations on any person who acquires 10% or more of the Company's common stock, including requiring that person to periodically file financial and other personal and business information. If any person acquires 10% or more of the Company's common stock and refuses or fails to comply with these requirements, the Company may not be able to obtain a license and existing licensing arrangements in particular states may be jeopardized. The inability to obtain, or the loss of, required licenses could have a material adverse effect on the Company's operations or financial condition.

The parties conducting business with the Company, such as lenders and affiliated websites, similarly may be subject to federal and state regulation. These parties act as independent contractors and not as our agents in their solicitations and transactions with consumers. Consequently, the Company cannot ensure that these entities will comply with applicable laws and regulations at all times. Failure on the part of a lender or an affiliated website to comply with these laws or regulations could result in, among other things, claims of vicarious liability or negatively impact the Company's reputation. The occurrence of one or more of these events could materially adversely affect the Company's business, results of operations, and financial condition.

         As An Online Loan Marketplace The Company May Be Liable As A Result Of Information Retrieved From Its Website Or The Websites Of Businesses With Which The Company Maintains Relationships.

The Company may be subject to legal claims relating to information that is published or made available on its website and the other websites linked to it. The Company's service may subject us to potential liabilities or claims resulting from:

  - lost or misdirected messages from our network lenders, consumers or vendors;

  - illegal or fraudulent use of e-mail; or

  - interruptions or delays in transmission of Qualification Forms or lenders' offers.

In addition, the Company could incur significant costs in investigating and defending such claims, even if the Company ultimately is not found liable. If any of these events occur, the Company's business could be materially adversely affected.

         Failure To Protect The Company's Intellectual Property Rights Could Harm Its Brand-Building Efforts And Ability To Compete Effectively.

Failure to protect the Company's intellectual property could harm its brand and our reputation, devalue our content in the eyes of our customers, and adversely affect its ability to compete effectively. Further, enforcing or defending the Company's intellectual property rights, including our service marks, patent application, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property as critical to the Company's success. To protect the rights to the Company's intellectual property, it relies on a combination of patent, trademark and copyright law, trade secret protection, confidentiality agreements, and other contractual arrangements with its employees, affiliates, clients, and others. The protective steps the Company has taken may be inadequate to deter misappropriation of its proprietary information. The Company may be unable to detect the unauthorized use of, or take appropriate steps to enforce, its intellectual property rights. The Company has applied for a U.S. patent and filed a Patent Cooperation Treaty international patent application on its Lend-X technology and its online loan market process. While the number of software and business method patents issued by the U.S. Patent and Trademark Office has been growing substantially in recent years, there is still a significant degree of uncertainty associated with these patents. It is possible that the Company's patent applications will be

LendingTree, Inc.
Form 10-Q for the Three Months Ended March 31, 2000

denied or granted in a very limited manner such that they offer little or no basis for us to deter competitors from employing similar technology or processes or allow the Company to defend against third party claims of patent infringement.

         Regulation Of The Internet Is Unsettled, And Future Regulations Could Inhibit The Growth Of The Internet, Decrease Visitors To The Company's Website And Otherwise Materially Adversely Affect The Company's Business.

Existing laws and regulations specifically regulate communications and commerce on the Internet. Further laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation, and the characteristics and quality of online products and services are under consideration by federal, state, local, and foreign governments and agencies. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to the regulation of long distance telephone carriers and to impose access fees on such companies. This regulation, if imposed, could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement and personal privacy are applicable to the Internet. Many of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The Federal Trade Commission and government agencies in certain states have been investigating Internet companies regarding their use of personal information. The Company could incur additional expenses if any new regulations regarding the use of personal information are introduced or if these agencies choose to investigate the Company's privacy practices. Any new laws or regulations relating to the Internet, or new application or interpretation of existing laws, could inhibit the growth of the Internet as a medium for commerce or credit procurement which could, in turn, decrease the demand for the Company's service or otherwise materially adversely affect the Company's business, results of operations, and financial condition.

         The Company' Business Could Suffer If It Loses The Services Of Key Executives

If the Company loses the services of Douglas Lebda, its founder, Chief Executive Officer, and a director, or any of its other executive officers or key employees, the Company's ability to expand its business would be seriously compromised. Mr. Lebda has been instrumental in determining the Company's strategic direction and focus and in promoting the concept of an Internet-based loan marketplace for consumers and lenders. The Company does not maintain key person insurance on any of its key executives.

         The Company May Be Limited Or Restricted In The Way The Company Establishes And Maintains The Company's Online Relationships By Laws Generally Applicable To The Company's Business.

The Real Estate Settlement Procedures Act ("RESPA") and related regulations generally prohibit the payment or receipt of fees or any other item of value for the referral of a real estate-secured loan to a loan broker or lender. The act and the related regulations also prohibit fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, including mortgage brokerage or lending services. Notwithstanding these prohibitions, RESPA permits payments for goods or facilities furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods, facilities, or services provided. Failure to comply with RESPA may result in, among other things, administrative enforcement actions, class action lawsuits, and cease and desist orders and civil and criminal liability.

The mortgage and home equity products offered through the Company's marketplace are residential real estate secured loans subject to these provisions of RESPA. Consequently, the Company's online relationships with lenders and other Internet companies and websites that offer these products are subject to RESPA's prohibitions on payment or receipt of fees for referrals and for unearned fees. The Company believes that it has structured these relationships to comply with these regulations. The applicability of RESPA's compensation provisions to these types of Internet-based relationships, however, is unclear and the appropriate regulatory agency has provided limited guidance to date on the subject.


INCOME TAXES:

The Company has not generated taxable income for federal or state purposes to date and therefore has not paid any federal or state taxes since inception. Utilization of the Company's net operating loss carryforwards, which begin to expire in 2011, may be subject to certain limitation user Section 382 of the Internal Revenue Code of 1986, as amended. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realization.

LendingTree, Inc.
Form 10-Q for the Three Months Ended March 31, 2000

PART II - Other Information

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 22, 2000 , the Company completed its initial public offering in which it sold 4,197,500 shares of its common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement"), Registration Number 333-91839 that was declared effective by the Securities and Exchange Commission on February 15, 2000. All 4,197,500 (including the underwriters over-allotment) shares of the Company's common stock registered under the Registration Statement were sold at a price of $12.00 per share, resulting in net proceeds to the Company of $44.9 million after underwriter fees and other related expenses. The principal underwriters for this offering were Merrill Lynch & Co., Lehman Brothers and Prudential Volpe Technology.

The net proceeds from the initial public offering will be used for marketing and advertising campaigns as well as general corporate purposes, including working capital to fund anticipated operating losses and capital expenditures. The Company may also use a portion of the net proceeds to acquire or invest in businesses, technologies or products or services, although no specific acquisitions are planned and no portion of the net proceeds has been allocated for any acquisition.

Simultaneously with the consummation of the initial public offering, each outstanding share of the Company's Series A and Series D Preferred Stock along with accumulated, unpaid in-kind dividends were automatically converted into
1.27 shares of common stock without payment of additional consideration. The conversion of Series A and Series D Preferred Stock and accumulated, unpaid in-kind dividends resulted in an additional 10.5 million shares of outstanding common stock.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no floating rate indebtedness, holds no derivative instruments, and does not earn foreign-sourced income. All of the Company's transactions occur in U.S. dollars and the Company does not have any investments in foreign countries. Accordingly, changes in interest rates and currency exchange risks related to these types of transactions do not have a direct effect on the Company's financial position or results of operations.

However, the Company is subject to interest rate risks on its investment portfolio. As of March 31, 2000, the Company's investment portfolio was comprised of all short-term money market instruments, as such the interest rate risk is substantially mitigated. However, the Company anticipates that it will from time-to-time, as it deems appropriate, modify its investment portfolio to include other types of instruments. The Company will attempt to mitigate interest rate risks on such investments by following its policy of investing in only high-credit quality and marketable securities with maturities of three months or less and by generally planning our liquidity needs to help ensure our investments can be held to maturity. The Company cannot currently quantify the risks associated with hypothetical changes in market rates on its future investment portfolio.

LendingTree, Inc.
Form 10-Q for the Three Months Ended March 31, 2000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.



NUMBER                            DESCRIPTION
------                            -----------

10.1*+ Employment Continuity Agreement dated April 27, 2000 between LendingTree, Inc. and Stephen James Campbell, Chief Information Officer

10.2*+ Employment Continuity Agreement dated April 27, 2000 between LendingTree, Inc. and Richard M. Stiegler, Chief Technology Officer

10.3*+ Employment Continuity Agreement dated April 27, 2000 between LendingTree, Inc. and Virginia P. Rebata, Senior Vice President of Human Relations

10.4*+ Employment Continuity Agreement dated April 27, 2000 between LendingTree, Inc. and David N. Anderson, Senior Vice President of Operations

10.5*+ Employment Continuity Agreement dated April 27, 2000 between LendingTree, Inc. and Thomas J. Reddin, Senior Vice President, Chief Marketing Officer

10.6*+ Employment Continuity Agreement dated April 27, 2000 between LendingTree, Inc. and Keith B. Hall, Senior Vice President, Chief Financial Officer and Treasurer

10.7*+ Employment Continuity Agreement dated April 27, 2000 between LendingTree, Inc. and Douglas R. Lebda, Chief Executive Officer and Director

10.8*+ Form of Promissory Note Issued by Keith B. Hall, for the benefit of LendingTree, Inc.

10.9*+ Form of Pledge Agreement by Keith B. Hall. for the benefit of LendingTree, Inc.

10.10*+ Form of Promissory Note Issued by James F. Bennett, Jr., for the benefit of LendingTree, Inc.

10.11*+ Form of Pledge Agreement by James, F. Bennett, Jr., for the benefit of LendingTree, Inc.

27.1*    Financial Data Schedule.

         * Filed herewith.
         + Management contract or compensatory plan or arrangement required to be filed as an exhibit.


(b) REPORTS ON FORM 8-K:

None

LendingTree, Inc.
Form 10-Q for the Three Months Ended March 31, 2000

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LENDINGTREE, INC.


Date:   May 12, 2000                By: /s/ Keith B. Hall
       -------------                    ----------------------------------------
                                        Keith B. Hall, Senior Vice President and
                                        Chief Financial Officer