Form 10-Q
period 2000-06-30
LENDINGTREE INC
filed 2000-08-14
CIK 1096479

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the quarterly and six month periods ended June 30, 2000

  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________.


                        Commission File Number 000-29215
                                LENDINGTREE, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              25-1795344
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         11115 RUSHMORE DRIVE
      CHARLOTTE, NORTH CAROLINA                                        28277
      -------------------------                                        -----
(Address of principal executive offices)                             (Zip code)

                                 (704) 541-5351
                                 --------------
              (Registrant's telephone number, including area code)



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

         As of July 31, 2000 there were 18,024,271 shares of Common Stock, $.01 par value, outstanding.

================================================================================

                                LENDINGTREE, INC.
                                TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I FINANCIAL INFORMATION:


Item 1.  Financial Statements

          Statements of Operations -
              Three months and six months ended June 30, 2000
              and June 30, 1999 (unaudited)                                  3

          Balance Sheets -
              June 30, 2000 (unaudited) and December 31, 1999                4

          Statements of Cash Flows -
              Six months ended June 30, 2000 and
              June 30, 1999 (unaudited)                                      5

         Notes to Financial Statements                                       6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 11



PART II OTHER INFORMATION:

Item 2. Changes in Securities and Use of Proceeds                           20

Item 3. Quantitative and Qualitative Disclosures about Market Risk          20

Item 6. Exhibits and Reports on Form 8-K                                    21

SIGNATURE                                                                   22



                          ----------------------------

PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF LENDINGTREE, INC., OR THIRD PARTIES.

                          ----------------------------

PART I - Financial Information
Item 1. Financial Statements.

                                LENDINGTREE, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        FOR THE THREE MONTHS ENDED JUNE 30,  FOR THE SIX MONTHS ENDED JUNE 30,
                                                         ------------------------------       ------------------------------
                                                             1999              2000              1999               2000
                                                         -----------       ------------       -----------       ------------

Revenue:
   LendingTree.com network                               $   745,000       $  6,470,000       $ 1,131,000       $ 10,165,000
   Lend-X
         Lend-X network                                      305,000            832,000           394,000          1,510,000
         Lend-X technology                                    23,000            397,000           185,000            507,000
                                                         -----------       ------------       -----------       ------------
           Total revenue                                   1,073,000          7,699,000         1,710,000         12,182,000
                                                         -----------       ------------       -----------       ------------
Cost of revenue:
   LendingTree.com network                                   283,000          1,451,000           456,000          2,572,000
   Lend-X
         Lend-X network                                      165,000            468,000           209,000            883,000
         Lend-X technology                                    16,000            148,000           191,000            275,000
                                                         -----------       ------------       -----------       ------------
           Total cost of revenue                             464,000          2,067,000           856,000          3,730,000
Gross profit:
   LendingTree.com network                                   462,000          5,019,000           675,000          7,593,000
   Lend-X
         Lend-X network                                      140,000            364,000           185,000            627,000
         Lend-X technology                                     7,000            249,000            (6,000)           232,000
                                                         -----------       ------------       -----------       ------------
           Total gross profit                                609,000          5,632,000           854,000          8,452,000
Operating expenses:
   Product development                                       394,000          1,049,000           536,000          1,564,000
   Marketing and advertising                               2,956,000         18,734,000         5,839,000         33,620,000
   Sales, general and administrative                       1,763,000          5,513,000         3,107,000         10,699,000
                                                         -----------       ------------       -----------       ------------
           Total operating expenses                        5,113,000         25,296,000         9,482,000         45,883,000
                                                         -----------       ------------       -----------       ------------
Loss from operations                                      (4,504,000)       (19,664,000)       (8,628,000)       (37,431,000)
Interest income, net                                           3,000            868,000            25,000          1,405,000
                                                         -----------       ------------       -----------       ------------
Net loss                                                  (4,501,000)       (18,796,000)       (8,603,000)       (36,026,000)
                                                         -----------       ------------       -----------       ------------
Accretion of mandatorily redeemable
  preferred stock                                            (46,000)                --           (88,000)                --
Accumulated, undeclared dividends on
  convertible preferred stock                               (177,000)                --          (297,000)                --
Dividends on convertible preferred stock                          --                 --                --         (2,461,000)
                                                         -----------       ------------       -----------       ------------
Net loss attributable to common shareholders             $(4,724,000)      $(18,796,000)      $(8,988,000)      $(38,487,000)
                                                         ===========       ============       ===========       ============

Net loss per common share - basic and diluted            $     (1.25)      $      (1.04)      $     (2.39)      $      (2.79)
                                                         ===========       ============       ===========       ============
Weighted average shares used in basic
  and diluted net loss per common share calculation        3,775,573         18,023,484         3,766,066         13,774,306
                                                         ===========       ============       ===========       ============



    The accompanying notes are an integral part of these financial statements

                                LENDINGTREE, INC.
                                 BALANCE SHEETS



                                                                   DECEMBER 31,          JUNE 30,
                                                                       1999                2000
                                                                   ------------       ------------
                                                                                       (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                        $  2,419,000       $    947,000
  Short-term investments                                             27,053,000         18,047,000
  Restricted short-term investments                                          --         16,118,000
  Accounts receivable, net of allowance for
   doubtful accounts of $118,000 and $353,000, respectively           2,027,000          6,069,000
  Prepaid expenses and other current assets                           1,005,000          1,183,000
                                                                   ------------       ------------
     Total current assets                                            32,504,000         42,364,000
Property, equipment and software, net                                 1,086,000          3,051,000
Other assets                                                            177,000            521,000
Investments in other businesses                                              --          2,500,000
                                                                   ------------       ------------
     Total assets                                                  $ 33,767,000       $ 48,436,000
                                                                   ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    3,579,000          6,217,000
  Accrued expenses                                                    2,451,000          3,591,000
  Current portion capital lease obligations                                  --            292,000
                                                                   ------------       ------------
      Total current liabilities                                       6,030,000         10,100,000
Deposits                                                                     --             80,000
Capital lease obligations                                                    --            583,000
Commitments and contingencies                                                --                 --
Shareholders' equity:
  Series A Convertible Preferred stock, $.01 par value,
   8% cumulative, 3,049,031 shares authorized, 1,754,484
   and 0 shares issued and outstanding at December 31, 1999
   and June 30, 2000, respectively                                    9,884,000                 --
  Series B Convertible Preferred stock, $.01 par value, 911,450
   shares authorized, none issued                                            --                 --
  Series C Convertible Preferred stock, $.01 par value, 268,074
   shares authorized, none issued                                            --                 --
  Series D Convertible Preferred stock, $.01 par value, 8%
   cumulative, 6,238,639 shares authorized, 6,238,172 and
   0 shares issued and outstanding at December 31, 1999
   and June 30, 2000, respectively                                   49,234,000                 --
  Common stock, $.01 par value, 100,000,000 shares authorized,
   4,070,655 and 18,972,464 shares issued at December 31,
   1999 and June 30, 2000, respectively                                  41,000            190,000
Deferred compensation                                                (2,767,000)        (4,308,000)
Treasury stock (948,971 shares at cost)                              (5,978,000)        (5,978,000)
Notes receivable from officers for option exercises                          --         (1,603,000)
Unrealized gain on available-for-sale securities                         46,000             59,000
Additional paid-in-capital                                            9,423,000        117,485,000
Accumulated deficit                                                 (32,146,000)       (68,172,000)
                                                                   ------------       ------------
     Total shareholders' equity                                      27,737,000         37,673,000
                                                                   ------------       ------------
     Total liabilities and shareholders' equity                    $ 33,767,000       $ 48,436,000
                                                                   ============       ============

   The accompanying notes are an integral part of these financial statements

                                LENDINGTREE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                                  ------------------------------
                                                                      1999              2000
                                                                  -----------       ------------

Cash flows from operating activities:
  Net loss                                                        $(8,603,000)      $(36,026,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                      75,000            297,000
    Provision for doubtful accounts                                        --            328,000
    Amortization of deferred compensation                                  --          1,042,000
    Changes in assets and liabilities:
      Accounts receivable                                            (825,000)        (4,370,000)
      Prepaid expenses and other current assets                       (31,000)          (178,000)
      Other assets                                                    (16,000)          (344,000)
      Accounts payable                                              1,293,000          2,638,000
      Accrued expenses                                              1,590,000          1,131,000
      Deposits                                                             --             80,000
                                                                  -----------       ------------
        Net cash used in operating activities                      (6,517,000)       (35,402,000)
                                                                  -----------       ------------

Cash flows from investing activities:
  Purchase of short-term investments                                       --        (47,930,000)
  Liquidation of short-term investments                                    --         56,947,000
  Purchase of restricted investments                                       --        (41,474,000)
  Liquidation of restricted investments                                    --         25,358,000
  Investment in other businesses                                           --         (2,500,000)
  Investment in equipment, furniture and software                    (465,000)        (1,365,000)
                                                                  -----------       ------------
      Net cash used in investing activities                          (465,000)       (10,964,000)
                                                                  -----------       ------------

Cash flows from financing activities:
  Proceeds from sales of common stock and warrants
    and exercise of stock options                                     120,000             83,000
  Proceeds from issuance of convertible notes                         750,000                 --
  Proceeds from initial public offering of common stock, net               --         44,811,000
  Proceeds from sale of mandatorily redeemable
    Series A Convertible Preferred stock and warrants,
    net of offering costs                                           4,952,000                 --
                                                                  -----------       ------------
      Net cash provided by financing activities                     5,822,000         44,894,000
                                                                  -----------       ------------
Net decrease in cash and cash equivalents                          (1,160,000)        (1,472,000)
Cash and cash equivalents, beginning of period                      3,085,000          2,419,000
                                                                  -----------       ------------
Cash and cash equivalents, end of period                          $ 1,925,000       $    947,000
                                                                  ===========       ============

Supplemental disclosure of cash flow information:
  Interest paid                                                   $        --       $         --
  Income taxes paid                                               $        --       $         --
  Notes receivable issued to officers for option exercises        $        --       $  1,603,000
  Acquisition of assets through a capital lease                   $        --       $    875,000

   The accompanying notes are an integral part of these financial statements

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - THE COMPANY

LendingTree, Inc. (the "Company") was incorporated in the State of Delaware on June 7, 1996.

The Company offers an Internet-based loan marketplace for consumers and lenders and also licenses its technology or hosts Internet-based systems to enable other businesses to create their own on-line lending exchanges.

Through its website, www.lendingtree.com, the Company collects consumer credit requests and compares these requests and related credit information to the underwriting criteria of more than 100 participating lenders in its network. Consumers can receive multiple loan offers in response to a single credit request and then compare, review and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a cost that is lower than the cost associated with offline loan originations. The Company's marketplace encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards and personal loans and also provides access to small business loans.

The Company is not a lender; rather, its Internet-based marketplace facilitates the lending process. The Company's revenue model depends on revenue generated from lenders participating in its network who pay fees ("transmission fees") based upon their receipt of loan requests (known as "qualification forms") and fees based upon loan closings ("closed-loan fees"). The Company's website is powered by its loan marketplace technology platform, Lend-X(SM).

The Company also licenses or hosts its Lend-X technology for use by other businesses, enabling them to create their own customized co-branded or private-label versions of online lending exchanges. Through these Lend-X partnerships, the Company can earn revenue both from network sources (transmission fees and closed-loan fees), as well as from fees paid for technology related to customization, licensing and hosting the network.


NOTE 2 - BASIS OF PRESENTATION:

         Interim Financial Information

The financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of its financial position as of June 30, 2000 and results of operations and cash flows for the interim periods presented. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Restricted Investments

As of June 30, 2000, the Company had $16.1 million of investments held in an escrow account. This account was established by the Company and its advertising agency to maintain funds set aside by the Company for non-cancelable and approved expenditures and services of the advertising agency. Disbursements from the escrow account can only be made with signatures from both the Company and the advertising agency. The fund is used only for advertising costs the Company has approved in advance. Disbursements from the escrow account are made no sooner than one month following the invoice date for the expenditures. The Company receives all income earned on funds held in this investment account.

         Segment Reporting

The Company has determined that its reportable segments are its lendingtree.com and its Lend-X businesses (as described above). Management regularly reviews the revenue, cost of revenue and gross margins (as presented on the enclosed statement of operations) for these two lines of business. No other operating results or assets of the Company are segregated or allocated into these segments for review by management. There are no inter-segment revenues.

         Revenue Recognition

The Company's lendingtree.com network revenue represents transmission fees and closed-loan fees paid by lenders for credit requests that are received through the Company's website, www.lendingtree.com. This revenue also includes fees to set up lenders on the network. Transmission fees are recognized at the time qualification forms are transmitted, while closed-loan fees are recognized at the time the lender reports the activity to the Company, which may be up to four months after the qualification form is transmitted. Revenue from lender set-up fees is recognized upon completion of the lender's integration with the lendingtree.com network.

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

Lend-X technology revenue is related primarily to hosting, licensing and modifying the Company's proprietary software for use by resellers, lenders and other third parties. Revenue under such contracts is recognized as work is performed under the percentage of completion method with progress generally measured using costs incurred to date compared to total estimated costs to be incurred. Maintenance and support revenue is recognized ratably over the period the services are provided. Losses, if any, are recognized when the liability is identified.

Included in accounts receivable, net, as of December 31, 1999 is $10,000 of unbilled receivables related to percentage of completion contracts. There were no unbilled receivables as of June 30, 2000. Deferred revenue as of December 31, 1999 was $.2 million and as of June 30, 2000 was $.5 million.

         Cost of Revenue

The Company's lendingtree.com and Lend-X network cost of revenue includes salary and benefit costs of the borrower relations and implementation groups, credit agency scoring expenses, consumer promotion costs, and the costs of website hosting hardware. Lend-X network cost of revenue includes additional amounts the Company pays its Lend-X partners.

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

         Software Development Costs

Software development costs primarily include expenses incurred by the Company to develop our proprietary software and to enhance and upgrade the Company's website. The Company accounts for the software development costs component of product development costs associated with software to be sold or marketed in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," which requires software development costs to be capitalized beginning when a product's technological feasibility is established and ending when a product is available for general release.

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

For the three months and six months ended June 30, 2000, the Company capitalized internal use software development costs of approximately $.2 million and $.3 million, respectively, and also capitalized approximately $.2 million and $.4 million of purchased software and consulting costs related to this internal use software. No software development costs were capitalized in the periods ending June 30, 1999. Capitalized software development costs are included on the balance sheet under the caption "Property, equipment and software, net".

Capitalized software development costs are amortized over the estimated life of the related application.

         Advertising Expenses

Advertising expenses consist primarily of television, radio and outdoor advertising campaign costs as well as trade shows and other indirect costs. The Company expenses advertising costs as incurred or the first time the advertising takes place. For the three months ending June 30, 1999 and 2000, advertising expenses were $2.2 million and $16.6 million, respectively. For the six months ending June 30, 1999 and 2000, advertising expenses were $4.5 million and $29.9 million, respectively.


NOTE 4 - SIGNIFICANT TRANSACTIONS

         Initial Public Offering and Conversion of Preferred Stock to Common
         Stock

On February 15, 2000, the Company completed the sale of 4,197,500 shares of its common stock at an initial public offering ("IPO") price of $12.00 per share, raising approximately $44.9 million, net of offering expenses, underwriting discounts and commissions. Simultaneously with the closing of the initial public offering, all previously outstanding shares of convertible preferred stock and accumulated, unpaid in-kind dividends thereon were automatically converted into an aggregate of 10.5 million shares of common stock. As of June 30, 2000 there were approximately 18.0 million shares of common stock outstanding.

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

Also during January 2000, the Company entered into an agreement for an initial one-year period with a third party to co-brand a web site. In February 2000, the Company granted two warrants to this third party in connection with this agreement. Each warrant is for the purchase of 95,250 shares of the Company's common stock at $7.87 per share. The first warrant, granted February 2, 2000, with an underlying fair value of $11.00, was immediately vested and exercisable at the date of grant. The second warrant was granted February 15, 2000 with an underlying fair value of $12.00 and was also immediately vested and exercisable. An expense of approximately $1.3 million, calculated using an option-pricing model, will be recognized ratably for services provided by the third party over the initial one-year period of the agreement. For the three months and six months ended June 30, 2000, the Company recognized a charge for these warrants of approximately $0.3 million and $0.5 million, respectively.

In connection with this agreement, the Company has also committed to approximately $4.4 million of advertising and promotional costs during the initial one-year period of the agreement. Similar commitments are also structured for the second year if the agreement is not terminated.

         Option Grants

In January 2000, the Company granted stock options to purchase 769,225 shares of common stock to employees at an exercise price of $9.28 per share. Based on the difference between the strike price of these options and the fair market value at the date of grant ($11.00), the Company recorded a deferred compensation charge of approximately $1.3 million and is amortizing it to expense over the options' four year vesting period. For the three months and six months ended June 30, 2000, the Company recorded compensation expenses of $0.2 million and $0.5 million, respectively, related to these options.

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

         Lease Termination Reserve

In December 1999, the Company established a $.5 million reserve for the estimated loss in connection with the sublease of certain excess office space. Through June 30, 2000 the Company has charged payments of $.2 million against this reserve and the balance at June 30, 2000 is $.3 million.


NOTE 5 - NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Other common stock equivalents, including stock options and warrants, are excluded from the calculation, as their effect would be anti-dilutive. At June 30, 2000, options and warrants to purchase approximately
4.7 million shares of common stock were outstanding.


NOTE 6 - SUBSEQUENT EVENTS

On August 2, 2000, HomeSpace Acquisition Company, a newly organized, wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of HomeSpace Services, Inc. a Florida corporation ("HomeSpace"). The acquired assets primarily relate to the real estate broker referral services and home services lines of business of HomeSpace and include certain contractual relationships, intellectual property, computer software, licenses and the website located at www.homespace.com. The liabilities assumed include a note payable with accrued interest.

The consideration paid for the acquired assets consisted of $6.2 million in cash and 639,077 shares of the Company's restricted common stock. At closing, 169,851 shares of the common stock were placed in escrow in the event of any post-closing indemnification claims and $4.2 million in cash was placed in escrow to be paid to certain designated HomeSpace creditors. A condition of the purchase agreement is that the Company will file a registration statement relating to the shares of restricted common stock issued in connection with the acquisition by March 31, 2001 and will use its reasonable best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission. The cash portion of the purchase price was funded from the Company's short-term investments that the Company had invested in with proceeds from its February 2000 initial public offering of common stock.

Prior to the acquisition, there was no material relationship between HomeSpace, its shareholders or affiliates, directors or officers and the Company, its shareholders or any of its affiliates, directors or officers.

In August 2000, the Company and its largest investor, Capital Z Partners, reached agreement on the principal terms of a financing arrangement wherein Capital Z Partners would provide $10 million of funding. The Company and Capital Z Partners are negotiating the definitive documents for this financing arrangement. The transaction is expected to close on or around August 31, 2000, subject to Hart, Scott, Rodino clearance and execution of the definitive documents. The proceeds from the transaction will be used to provide support for the HomeSpace acquisition and for general corporate purposes.

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

The Company is not a lender; rather, its Internet-based marketplace facilitates the lending process without the assumption of credit risks. The Company's revenue model depends on revenue generated from lenders participating in its network who pay fees based upon their receipt of qualification forms ("transmission fees"), and fees based upon loan closings ("closed-loan fees"). All of the Company's network revenue is derived from lenders; the service is free to consumers. The Company's website is powered by its loan marketplace technology platform, Lend-X(SM).

The Company also licenses or hosts its Lend-X technology for use by other businesses, enabling them to create their own customized co-branded or private-label versions of online lending exchanges. Through these Lend-X partnerships, the Company can earn revenue both from network sources (transmission fees and closed-loan fees), as well as from fees paid for technology related to customization, licensing and hosting the network.

No single lender in any period presented represented more than 10% of the Company's total revenue.

The Company's lendingtree.com and Lend-X network cost of revenue includes salary and benefit costs of the borrower relations and implementation groups, credit agency scoring expenses, consumer promotion costs and the costs of website hosting hardware. Lend-X network cost of revenue includes the above expenses, as well as additional expenses related to the amounts the Company pays its Lend-X partners for the services they provide.

The Company's Lend-X technology cost of revenue includes direct costs of modifying the Company's proprietary software for license to Lend-X users, as well as the related costs of hardware used to host the systems for these customers. All of these expenses are recognized in the period that they are incurred.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO
         THREE MONTHS ENDED JUNE 30, 1999

         REVENUE

Total revenue was approximately $7.7 million in the three months ended June 30, 2000, an increase of $6.6 million from $1.1 million in the same period in 1999.

The Company's lendingtree.com network revenue was approximately $6.5 million, or 84% of total revenue for the three months ended June 30, 2000, compared with 69% for the same period in 1999. This growth reflects a substantial increase in volume of qualification forms the Company transmitted to its lenders and a significant increase in the amount of revenue earned from closed-loan fees. The Company attributes the increase in transmission volume (from approximately 34,000 discrete transmitted qualification forms in the three months ended June 30, 1999 to approximately 178,000 in the same period of 2000) primarily to its extensive advertising campaign running during the period ended June 30, 2000 resulting in a significant increase in website traffic. The increase in closed-loan fees reflects not only the increased transmission volume, but also a higher percentage of transmissions resulting in a closed loan. The Company attributes the higher percentage of transmissions resulting in a closed loan principally to an increase in the number and variety of lenders on the Company's network.

Lend-X network revenue totaled $.8 million or 11% of the Company's revenue for the three months ended June 30, 2000. This is an increase of $.5 million over the same period in 1999. The growth in Lend-X network revenue in the first three months of 2000 is the result of an increase in the number of Lend-X partners in the second quarter of 2000 as well as significant increases in credit-request related volume processed through partners' websites or exchanges.

Lend-X technology revenue totaled $.4 million, or approximately 5% of total revenue for the three months ended June 30, 2000, compared with less than $0.1 million for the same period of 1999.


         GROSS PROFIT

Gross profit of $5.6 million (73% of total revenue) for the three months ended June 30, 2000 was $5 million higher than the same period of 1999 which had gross profit of $.6 million (57% of total revenue). These improvements in gross margin and gross margin percentage are due to the substantial increase in LendingTree.com network revenue, as noted above, without similar, proportionate increases in LendingTree.com network costs of revenue.

Total cost of revenue increased $1.6 million from the second quarter of 1999 when compared to the same in 2000. Portions of the Company's costs of revenue are volume-based. Costs such as credit scoring fees, network hosting expenses and direct costs to Lend-X partners tend to increase as volume and revenue increase. In the second quarter of 2000, these costs were $.8 million higher than the same period in 1999. In addition, the second quarter of 2000 included $.4 million for consumer promotions costs associated with borrowers that asked for and qualified for a credit card and also closed a loan through the Company's network. This promotional program was not in place for the entire second quarter of 1999. Costs of revenue that are not directly volume based, principally personnel costs increased approximately $.4 million reflecting increased staff in the Company's implementation and borrower relationship departments.

         OPERATING EXPENSES

Product development expense was approximately $1.0 million for the three months ended June 30, 2000 and $.4 for the same period in 1999. Product development costs principally represent costs incurred related to the ongoing efforts to enhance and maintain the functionality of the Company's Lend-X technology.

Marketing and advertising expenses increased $15.7 million to approximately $18.7 million for the three months ended June 30, 2000 compared to $3.0 million for the same period in 1999. This increase is primarily due to substantially higher advertising expenses in 2000 incurred in an effort to build brand awareness and attract customers to the Company's Internet-based loan marketplace. During the second quarter of 2000, the Company continued its national television advertising campaign (which began in the first quarter of 2000) in addition to expanding its radio and outdoor advertising campaigns to significantly more markets than during the same period in 1999. The Company currently anticipates that marketing and advertising will continue to be its most significant expense, as it will continue to run these promotional campaigns for both its LendingTree and Lend-X brands.

Sales, general and administrative expenses increased to $5.5 million for the three months ended June 30, 2000 from $1.8 million for the same period in 1999 primarily due to higher employee-related costs such as compensation, recruiting and relocation expenses, as well as higher rent for a larger facility and increased professional fees. The Company expects that future increases in sales, general and administrative expenses will also be necessary as the Company's business continues to grow.

Amortization of deferred non-cash compensation charges resulted in $0.5 million of expense in the three months ended June 30, 2000. As of June 30, 2000, the Company's balance sheet reflected deferred non-cash compensation charges of $4.3 million related to certain stock option and warrant grants that were considered compensatory. The deferred charge related to stock options is being amortized over the four-year vesting period associated with the related options. The deferred charge related to warrants is being amortized through February 2001, corresponding to the initial term of the underlying service agreement.

         INTEREST INCOME

Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income increased to $0.9 million in the three months ended June 30, 2000 from less than $0.1 million in the same period in 1999. This increase was primarily due to higher average cash balances in 2000 as a result of the net proceeds from the Company's initial public offering in February 2000 and the net proceeds from a private offering of preferred stock in September 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO
         SIX MONTHS ENDED JUNE 30, 1999

         REVENUE

Total revenue was approximately $12.2 million in the six months ended June 30, 2000, an increase of $10.5 million from $1.7 million in the same period in 1999.

The Company's lendingtree.com network revenue was approximately $10.2 million, or 84% of total revenue for the six months ended June 30, 2000, compared with 66 % for the same period in 1999. This growth reflects a substantial increase in volume of qualification forms the Company transmitted to its lenders and a significant increase in the amount of revenue earned from closed-loan fees. The Company attributes the increase in transmission volume (from approximately 56,000 discrete transmitted qualification forms in the six months ended June 30, 1999 to approximately 312,000 in the same period of 2000) primarily to its extensive advertising campaign running during the period ended June 30, 2000 resulting in a significant increase in website traffic. The increase in closed-loan fees reflects not only the increased transmission volume, but also a higher percentage of transmissions resulting in a closed loan. The Company attributes the higher percentage of transmissions resulting in a closed loan principally to an increase in the number and variety of lenders on the Company's network.

Lend-X network revenue totaled $1.5 million or 12% of the Company's revenue for the six months ended June 30, 2000. This is an increase of $1.1 million over the same period in 1999. The growth in Lend-X network revenue in the first six months of 2000 is the result of an increase in the number of Lend-X partners in the second quarter of 2000 as well as significant increases in credit request related volume processed through partners' websites or exchanges.

Lend-X technology revenue totaled $.5 million, or approximately 4% of total revenue for the six months ended June 30, 2000, compared with $0.2 million for the same period of 1999.


         GROSS PROFIT

Gross profit of $8.5 million (69% of total revenue) for the six months ended June 30, 2000 was $7.6 million higher than the same period of 1999 that had gross profit of $.9 million (50% of total revenue). These improvements in gross margin and gross margin percentage are due to the substantial increase in LendingTree.com network revenue, as noted above, without similar, proportionate increases in LendingTree.com network costs of revenue.

Total cost of revenue increased $2.9 million from the six months ended June 30, 1999 when compared to the same period of 2000. Portions of the Company's costs of revenue are volume-based. Costs such as credit scoring fees, network hosting expenses, and direct costs to Lend-X partners tend to increase as volume and revenue increase. In the first six months of 2000, these costs were $1.7 million higher than the same period in 1999. In addition, the first six months of 2000 included $.8 million for consumer promotions costs associated with borrowers that asked for and qualified for a credit card and also closed a loan through the Company's network. This promotional program was not in place for the full six-month period ending June 30, 1999. Costs of revenue that are not directly volume based, principally personnel costs, increased approximately $.4 million reflecting increased staff in the Company's implementation and borrower relationship departments.

         OPERATING EXPENSES

Product development expense was approximately $1.6 million for the six months ended June 30, 2000 and $.5 for the same period of 1999. Product development costs principally represent costs incurred related to the ongoing efforts to enhance and maintain the functionality of the Company's Lend-X technology and its website.

Marketing and advertising expenses increased $27.8 million to approximately $33.6 million for the six months ended June 30, 2000 compared to $5.8 million for the same period in 1999. This increase is primarily due to substantially higher advertising expenses in 2000 incurred in an effort to build brand awareness and attract users to the Company's Internet-based loan marketplace. During the second quarter of 2000, the Company continued its national television advertising campaign (which began in the first quarter of 2000) in addition to expanding its radio and outdoor advertising campaigns to significantly more markets than during the same period in 1999. The Company currently anticipates that marketing and advertising will continue to be its most significant expense, as it will continue to run promotional campaigns for both its LendingTree and Lend-X brands.

Sales, general and administrative expenses increased to $10.7 million for the six months ended June 30, 2000 from $3.1 million for the same period in 1999 primarily due to higher employee-related costs such as compensation, recruiting and relocation expenses, travel (all related to a larger employee base), higher rent for a larger facility and increased professional fees. The Company expects that future increases in sales, general and administrative expenses will also be necessary as the Company's business continues to grow.

Amortization of deferred non-cash compensation charges resulted in $1.0 million of expense in the six months ended June 30, 2000. As of June 30, 2000, the Company's balance sheet reflected deferred non-cash compensation charges of $4.3 million related to certain stock option and warrant grants that were considered compensatory. The deferred charge related to stock options is being amortized over the four-year vesting period associated with the related options. The deferred charge related to warrants is being amortized through February 2001, corresponding to the initial term of the underlying service agreement.

         INTEREST INCOME

Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income increased to $1.4 million in the six months ended June 30, 2000 from less than $.1 million in the same period in 1999. This increase was primarily due to higher average cash, short-term investment and restricted investment balances in 2000 as a result of the net proceeds from the Company's initial public offering in February 2000 and the net proceeds from a private offering of preferred stock in September 1999.

         LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations primarily through private placements of securities, raising over $64 million, net of offering costs. Additionally, on February 15, 2000, the Company completed the sale of 4,197,500 shares of its common stock at an initial public offering price of $12.00 per share, raising approximately $44.9 million net of offering costs, underwriting discounts and commissions.

Net cash used in operating activities was $35.4 million and $6.5 million in the six months ended June 30, 2000 and 1999, respectively.

In the six months ended June 30, 2000 the cash used in investing activities included $41.5 million that was deposited into an escrow investment account. This account was established by the Company and its advertising agency to maintain funds set aside by the Company for non-cancelable and approved expenditures and services of the advertising agency. Disbursements from the escrow account can only be made for advertising expenditures the Company has approved in advance.

As of June 30, 2000, the Company had approximately $35.1 million in cash, cash equivalents, restricted investments and short-term investments. The Company anticipates that working capital and capital expenditures will need to be funded from additional debt or equity financing sources before June 30, 2001. Without the proceeds from additional financing sources, management would have to reduce the extent of the Company's plans for marketing and advertising during 2001. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to the Company. If additional funds are raised through the issuance of equity securities, the Company's shareholders may experience significant dilution.

On August 2, 2000, HomeSpace Acquisition Company, a newly organized, wholly owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of HomeSpace Services, Inc. a Florida corporation ("HomeSpace").

The consideration paid for the acquired assets consisted of $6.2 million in cash and 639,077 shares of the Company's restricted common stock. The cash portion of the purchase price was funded from the Company's short-term investments that the Company had invested in with proceeds from its February 2000 initial public offering of common stock.

In August 2000, the Company and its largest investor, Capital Z Partners reached agreement on the principal terms of a financing arrangement wherein Capital Z Partners would provide $10 million of funding. The Company and Capital Z Partners are negotiating the definitive documents for this financing arrangement. The transaction is expected to close on or around August 31, 2000, subject to Hart, Scott, Rodino clearance and execution of the definitive documents. The proceeds from the transaction will be used to provide support for the HomeSpace acquisition and for general corporate purposes.


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


         RISKS

         The Company may not be able to successfully integrate HomeSpace's business and operations into the Company's

On August 2, 2000, the Company acquired certain key assets relating to HomeSpace's real estate referral and home services lines of business. The Company did not have operations in these areas prior to the acquisition and the Company may not be able to successfully integrate these lines of business into its operations. The integration of HomeSpace's business into the Company's will place increased demands on the Company's management, will involve the relocation of HomeSpace's business from Denver to Charlotte, and will be dependent on the retention of important Homespace employees. If HomeSpace's business is interrupted or disrupted during the integration process, HomeSpace's relationships with its affinity partners and real estate broker referral network could be impacted negatively which would diminish the value of the business and assets acquired. The successful and rapid integration of HomeSpace's operations and cost structure into the Company's is important to the Company's strategy and will depend upon the Company's ability to preserve and expand HomeSpace's existing relationships, manage its business effectively and eliminate excess costs. The failure to integrate HomeSpace's business and operations into the Company's could delay the Company's achieving profitability and otherwise materially and adversely affect it. The acquisition of HomeSpace's business subjects the Company to significant new licensing requirements and regulatory compliance obligations. Failure by the Company to comply with these requirements and obligations could subject the Company to material fines or penalties or may require the Company to waive fees to operate in certain states until such licenses are obtained.

         LEGAL PROCEEDINGS

The Company is involved in litigation from time to time that is routine in nature and incidental to the conduct of its business. The Company believes that the outcome of any such litigation would not have a material adverse effect on the financial condition or results of operations of the Company.

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

         The Company Has A History of Losses and Expect Losses In The Future.

The Company has never been profitable. The Company incurred losses from operations of approximately $37.4 million in the six months ended June 30, 2000 and $8.6 million in the same period of 1999. As of June 30, 2000, the Company had an accumulated net deficit of approximately $68.2 million. The Company currently estimates that it will spend approximately $50.0 million during 2000 on marketing and advertising, more than double what it spent in 1999.

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

         The Company's Operating Results May Be Negatively Impacted By Fluctuations in Interest Rates.

During the six months ended June 30, 2000, revenue earned from mortgages, traditionally a market segment that is greatly impacted by changes in interest rates, represented approximately 42% of the Company's total revenue. While interest rates during this period were rising, the Company's business continued to show increases in website traffic, transmitted qualifcation forms for mortgages and revenue from closed-loan fees for mortgages over the same period of 1999. However, during future periods of rising interest rates the Company may experience a decline in consumer traffic to the Company's website and during periods of robust credit demand, typically associated with falling interest rates, lenders may have less incentive to use the Company's marketplace. Either of these events could reduce the Company's revenue and the Company cannot assess the effects of interest rates on the Company's business over a broad range of interest rate environments.

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

As a computer loan origination system conducting business through the Internet, the Company faces an additional level of regulatory risk given that most of the laws governing lending transactions have not been substantially revised or updated to fully accommodate electronic commerce. Until these laws, rules, and regulations are revised to clarify their applicability to transactions conducted through electronic commerce, any company providing loan-related services through the Internet or other means of electronic commerce will face compliance uncertainty. Federal law, for example, generally prohibits the payment or receipt of referral fees in connection with residential mortgage loan transactions. The applicability of referral fee prohibitions to the compensation provisions of fee arrangements used by online companies like LendingTree, Inc. may have the effect of reducing the types and amounts of fees that the Company may charge in connection with real estate-secured products.

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

         Failure To Protect The Company's Intellectual Property Rights Could Harm Its Brand-Building Efforts And Ability To Compete Effectively.

Failure to protect the Company's intellectual property could harm its brand and our reputation, devalue our content in the eyes of our customers, and adversely affect its ability to compete effectively. Further, enforcing or defending the Company's intellectual property rights, including our service marks, patent application, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property as critical to the Company's success. To protect the rights to the Company's intellectual property, it relies on a combination of patent, trademark and copyright law, trade secret protection, confidentiality agreements, and other contractual arrangements with its employees, affiliates, clients, and others. The protective steps the Company has taken may be inadequate to deter misappropriation of its proprietary information. The Company may be unable to detect the unauthorized use of, or take appropriate steps to enforce, its intellectual property rights. The Company has applied for a U.S. patent and filed a Patent Cooperation Treaty international patent application on its Lend-X technology and its online loan market process. While the number of software and business method patents issued by the U.S. Patent and Trademark Office has been growing substantially in recent years, there is still a significant degree of uncertainty associated with these patents. It is possible that the Company's patent applications will be denied or granted in a very limited manner such that they offer little or no basis for us to deter competitors from employing similar technology or processes or allow the Company to defend against third party claims of patent infringement.

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

         The Company's Business Could Suffer If It Loses The Services Of Key Executives

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

PART II - Other Information

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 22, 2000, the Company completed its initial public offering ("IPO") in which it sold 4,197,500 shares of its common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended ("Securities Act"), on a Registration Statement on Form S-1 (the "Registration Statement"), Registration Number 333-91839 that was declared effective by the Securities and Exchange Commission on February 15, 2000. All 4,197,500 (including the underwriters over-allotment) shares of the Company's common stock registered under the Registration Statement were sold at a price of $12.00 per share, resulting in net proceeds to the Company of $44.9 million after underwriter fees and other related expenses. The principal underwriters for this offering were Merrill Lynch & Co., Lehman Brothers and Prudential Volpe Technology.

The net proceeds from the IPO have been and will be used for marketing and advertising campaigns as well as general corporate purposes, including working capital to fund anticipated operating losses and capital expenditures. From time to time, the Company may also use a portion of the net proceeds to acquire or invest in businesses, technologies or products or services.

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

On August 2, 2000, HomeSpace Acquisition Company, a newly organized, wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of HomeSpace Services, Inc. a Florida corporation ("HomeSpace"). The acquired assets primarily relate to the real estate broker referral services and home services lines of business of HomeSpace and include certain contractual relationships, intellectual property, computer software, licenses and the website located at www.homespace.com. The liabilities assumed include a note payable with accrued interest.

The consideration paid for the acquired assets consisted of $6.2 million in cash and 639,077 shares of the Company's restricted common stock. At closing, 169,851 shares of the common stock were placed in escrow in the event of any post-closing indemnification claims and $4.2 million in cash was placed in escrow to be paid to certain designated HomeSpace creditors. A condition of the purchase agreement is that the Company will file a registration statement relating to the shares of restricted common stock issued in connection with the acquisition by March 31, 2001 and will use its reasonable best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission. The cash portion of the purchase price was funded from the Company's short-term investments that the Company had invested in with proceeds from its February 2000 initial public offering of common stock.

Prior to the acquisition, there was no material relationship between HomeSpace, its shareholders or affiliates, directors or officers and the Company, its shareholders or any of its affiliates, directors or officers.

In August 2000, the Company and its largest investor, Capital Z Partners, reached agreement on the principal terms of a financing arrangement wherein Capital Z Partners would provide $10 million of funding. The Company and Capital Z Partners are negotiating the definitive documents for this financing arrangement. The transaction is expected to close on or around August 31, 2000, subject to Hart, Scott, Rodino clearance and execution of the definitive documents. The proceeds from the transaction will be used to provide support for the HomeSpace acquisition and for general corporate purposes.


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

The Company is subject to interest rate risks on its investment portfolio. The Company attempts to mitigate interest rate risks on such investments by following a policy of investing only in high credit quality and marketable securities with maturities of six months or less and by planning for liquidity needs to help ensure the investments can be held to maturity. The Company cannot currently quantify the risks associated with hypothetical changes in market rates on its future investment portfolio.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a) EXHIBITS:

NUMBER                            DESCRIPTION
------                            -----------
10.1*+ Temporary Continuation of Employment Agreement between James, F. Bennett, Jr., and LendingTree, Inc.

10.2* Asset Purchase Agreement by and among HomeSpace Services, Inc., HomeSpace Acquisition Company and LendingTree, Inc.

27.1*    Financial Data Schedule.

  *   Filed herewith.
  + Management contract or compensatory plan or arrangement required to be filed as an exhibit.


(b) REPORTS ON FORM 8-K:

None.

The Company has disclosed in Note 6 to the Financial Statements and in Item 2 Changes in Securities and Use of Proceeds an acquisition, that if not disclosed herein would have otherwise been disclosed on Form 8-K. The Company will file the required financial statements and pro-forma financial statements within 60 days of the closing of this transaction.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LENDINGTREE, INC.


Date:  August 11, 2000             By: /s/ Keith B. Hall
     -----------------                 --------------------------------
                                       Keith B. Hall, Senior Vice President and
                                       Chief Financial Officer