Form 10-Q
period 2000-09-30
LENDINGTREE INC
filed 2000-11-14
CIK 1096479

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the quarterly and nine month periods ended September 30, 2000

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from to _________ to _________


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

         As of October 31, 2000 there were 18,704,985 shares of Common Stock, $.01 par value, outstanding, excluding 948,971 shares of treasury stock.




================================================================================

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



                                LENDINGTREE, INC.
                                TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I   FINANCIAL INFORMATION:


Item 1.  Financial Statements

          Statements of Operations -
              Three months and nine months ended September 30, 1999
              and September 30, 2000 (unaudited)                           3
          Balance Sheets -
              December 31, 1999 and September 30, 2000 (unaudited)         4
          Statements of Cash Flows -
              Nine months ended September 30, 1999 and
              September 30, 2000 (unaudited)                               5
         Notes to Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations               12



PART II  OTHER INFORMATION:

Item 1.  Legal Proceedings                                                23

Item 2.  Changes in Securities and Use of Proceeds                        23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       24

Item 6.  Exhibits and Reports on Form 8-K                                 24

SIGNATURE                                                                 25







                          ----------------------------

PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF LENDINGTREE, INC., OR THIRD PARTIES.

                          ----------------------------

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                                LENDINGTREE, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                             ----------------------------------------   ---------------------------------------

                                                     1999                 2000                 1999                  2000
                                             ------------------    ------------------   ------------------    -----------------
Revenue
  LendingTree.com network                        $ 1,535,000          $  7,451,000         $  2,666,000          $ 17,616,000
  Lend-X
    Lend-X network                                   338,000               380,000              732,000             1,890,000
    Lend-X technology                                445,000             1,199,000              630,000             1,706,000
                                                 -----------          ------------         ------------          ------------
        Total revenue                              2,318,000             9,030,000            4,028,000            21,212,000
                                                 -----------          ------------         ------------          ------------
Cost of revenue
  LendingTree.com network                            450,000             1,517,000              906,000             4,158,000
  Lend-X
    Lend-X network                                   192,000               349,000              401,000             1,232,000
    Lend-X technology                                 55,000               731,000              246,000               937,000
                                                 -----------          ------------         ------------          ------------
        Total cost of revenue                        697,000             2,597,000            1,553,000             6,327,000
Gross profit:
  LendingTree.com network                          1,085,000             5,934,000            1,760,000            13,458,000
  Lend-X
    Lend-X network                                   146,000                31,000              331,000               658,000
    Lend-X technology                                390,000               468,000              384,000               769,000
                                                 -----------          ------------         ------------          ------------
        Total gross profit                         1,621,000             6,433,000            2,475,000            14,885,000
Operating expenses:
  Product development                                272,000               532,000              808,000             2,096,000
  Marketing and advertising                        6,186,000            12,493,000           12,025,000            46,113,000
  Sales, general and administrative                2,596,000             8,762,000            5,703,000            19,461,000
                                                 -----------          ------------         ------------          ------------
        Total operating expenses                   9,054,000            21,787,000           18,536,000            67,670,000
                                                 -----------          ------------         ------------          ------------
Loss from operations                              (7,433,000)          (15,354,000)         (16,061,000)          (52,785,000)
Miscellaneous expense, net                                --              (102,000)                  --              (102,000)
Interest income, net                                  55,000               425,000               80,000             1,830,000
                                                 -----------          ------------         ------------          ------------
Net loss                                          (7,378,000)          (15,031,000)         (15,981,000)          (51,057,000)
                                                 -----------          ------------         ------------          ------------
Accretion of mandatorily redeemable
  preferred stock                                    (43,000)                   --             (131,000)                   --
Accumulated, undeclared dividends on
  convertible preferred stock                       (319,000)                   --             (616,000)                   --
Dividends on convertible preferred stock            (525,000)                   --             (525,000)           (2,461,000)
                                                 -----------          ------------         ------------          ------------
Net loss attributable to common shareholders     $(8,265,000)         $(15,031,000)        $(17,253,000)         $(53,518,000)
                                                 ===========          ============         ============          ============

Net loss per common share - basic and diluted    $     (2.24)         $      (0.81)        $      (4.60)         $      (3.49)
                                                 ===========          ============         ============          ============

Weighted average shares used in basic and
  diluted net loss per common share calculations   3,685,956            18,479,424            3,747,888            15,354,108
                                                 ===========          ============         ============          ============


    The accompanying notes are an integral part of these financial statements

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



                                LENDINGTREE, INC.
                                 BALANCE SHEETS

                                                                         DECEMBER 31,       SEPTEMBER 30,
                                                                             1999                2000
                                                                        -------------      --------------
                                                                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                             $  2,419,000       $   2,453,000
  Short-term investments                                                  27,053,000          13,527,000
  Restricted short-term investments                                               --           8,521,000
                                                                        ------------       -------------
    Total cash and cash equivalents, short-term investments
      restricted short-term investments                                   29,472,000          24,501,000
  Accounts receivable, net of allowance for
    doubtful accounts of $118,000 and $469,000, respectively               2,027,000           6,618,000
  Prepaid expenses and other current assets                                1,005,000           1,235,000
                                                                        ------------       -------------
    Total current assets                                                  32,504,000          32,354,000
Property, equipment and software, net                                      1,086,000           4,515,000
Excess purchase price, HomeSpace, net                                             --          11,498,000
Other assets                                                                 177,000             550,000
Investments in other businesses                                                   --           2,500,000
                                                                        ------------       -------------
    Total assets                                                        $ 33,767,000       $  51,417,000
                                                                        ============       =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         3,579,000           6,517,000
  Accrued expenses                                                         2,451,000           5,266,000
  Current portion capital lease obligations                                       --             668,000
                                                                        ------------       -------------
    Total current liabilities                                              6,030,000          12,451,000
Deposits                                                                          --              92,000
Capital lease obligations                                                         --             899,000
Commitments and contingencies                                                     --                  --
Shareholders' equity:
Series A Convertible Preferred stock, $.01 par value,
  8% cumulative, 3,049,031 shares authorized, 1,754,484
  and 0 shares issued and outstanding at December 31, 1999
  and September 30, 2000, respectively                                     9,884,000                  --
Series B and C Convertible Preferred stock, $.01 par value,
  911,450 and 268,074 shares authorized, none issued, respectively                --                  --
Series D Convertible Preferred stock, $.01 par value, 8%
  cumulative, 6,238,639 shares authorized, 6,238,172 and
  0 shares issued and outstanding at December 31, 1999 and
  September 30, 2000, respectively                                        49,234,000                  --
Common stock, $.01 par value, 100,000,000 shares authorized,
  4,070,655 and 19,653,956 shares issued at December 31,
  1999 and September 30, 2000, respectively                                   41,000             197,000
Deferred compensation                                                     (2,767,000)         (3,721,000)
Treasury stock (948,971 shares at cost)                                   (5,978,000)         (5,978,000)
Notes receivable from officers for option exercises                               --          (1,603,000)
Unrealized gain on available-for-sale securities                              46,000                  --
Additional paid-in-capital                                                 9,423,000         132,283,000
Accumulated deficit                                                      (32,146,000)        (83,203,000)
                                                                        ------------       -------------
    Total shareholders' equity                                            27,737,000          37,975,000
                                                                        ------------       -------------
    Total liabilities and shareholders' equity                          $ 33,767,000       $  51,417,000
                                                                        ============       =============


    The accompanying notes are an integral part of these financial statements

]

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



                                LENDINGTREE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                ---------------------------------------

                                                                       1999                 2000
                                                                ------------------   ------------------
Cash flows used in operating activities:
  Net loss                                                         $(15,981,000)       $(51,057,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Loss on disposal of fixed assets                                         --             104,000
    Depreciation and amortization                                       126,000           1,486,000
    Provision for doubtful accounts                                      87,000             720,000
    Common stock or stock options issued in lieu of
      compensation for services rendered                                549,000                  --
    Amortization of deferred compensation                                    --           1,629,000
    Issuance of stock options and warrants                               13,000                  --
    Issuance of Series D Convertible Preferred
      stock in lieu of interest                                          27,000                  --
    Changes in assets and liabilities, net of effects from
     acquisitions:
      Accounts receivable                                            (1,667,000)         (5,295,000)
      Prepaid expenses and other current assets                        (189,000)           (170,000)
      Other assets                                                      (15,000)           (373,000)
      Accounts payable                                                1,804,000           2,939,000
      Accrued expenses                                                1,631,000           1,150,000
      Deposits                                                               --              92,000
                                                                   ------------        ------------
        Net cash used in operating activities                       (13,615,000)        (48,775,000)
                                                                   ------------        ------------

Cash flows used in investing activities:
  Purchase of short-term investments                                         --         (58,401,000)
  Liquidation of short-term investments                                      --          71,878,000
  Purchase of restricted investments                                         --         (43,657,000)
  Liquidation of restricted investments                                      --          35,138,000
  Investment in other businesses                                             --          (8,700,000)
  Investment in equipment, furniture and software                      (535,000)         (2,509,000)
                                                                   ------------        ------------
        Net cash used in investing activities                          (535,000)         (6,251,000)
                                                                   ------------        ------------

Cash flows provided by financing activities:
  Proceeds from sales of common stock and warrants
     and exercise of stock options                                      308,000             249,000
  Proceeds from issuance of convertible notes                         1,750,000                  --
  Repurchase of common stock                                         (5,978,000)                 --
  Proceeds from sale of equity rights certificate                            --          10,000,000
  Proceeds from initial public offering of common stock, net                 --          44,811,000
  Proceeds from sale of mandatorily redeemable
    Series A Convertible Preferred stock and warrants,
    net of offering costs                                             4,935,000                  --
  Proceeds from sale of Series D Convertible
    Preferred stock, net of offering costs                           47,542,000                  --
                                                                   ------------        ------------
        Net cash provided by financing activities                    48,557,000          55,060,000
                                                                   ------------        ------------
Net decrease in cash and cash equivalents                            34,407,000              34,000
Cash and cash equivalents, beginning of period                        3,085,000           2,419,000
                                                                   ============        ============
Cash and cash equivalents, end of period                           $ 37,492,000        $  2,453,000
                                                                   ============        ============

Supplemental disclosure of cash flow information:
  Common stock issued in connection with business acquisition      $         --        $  4,739,000
  Notes receivable issued to officers for option exercises         $         --        $  1,603,000
  Acquisition of assets through capital leases                     $         --        $  1,682,000
  Accrued liabilities established in connection with a
    business acquisition                                           $         --        $  1,384,000


    The accompanying notes are an integral part of these financial statements

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - THE COMPANY

LendingTree, Inc. (the "Company") was incorporated in the State of Delaware on June 7, 1996.

The Company's primary offerings are an Internet-based loan marketplace for consumers and lenders, licenses of its technology and hosting Internet-based systems to enable other businesses to create their own on-line lending exchanges. In addition, through its website the Company provides access to other services related to owning, maintaining or buying and selling a home, including a network of real estate brokers.

Through its website, www.lendingtree.com, the Company collects consumer credit requests and compares these requests and related credit information to the underwriting criteria of more than 100 participating lenders in its network. Consumers may receive multiple loan offers in response to a single credit request and then compare, review and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a cost that is lower than the cost associated with offline loan originations. The Company's marketplace encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards and personal loans and also provides access to small business loans.

The Company is not a lender; rather, its Internet-based marketplace and technology offerings facilitate the lending process. The Company's revenue model depends on revenue generated from lenders participating in its network who pay fees ("transmission fees") based upon their receipt of loan requests (known as "qualification forms") and fees based upon loan closings ("closed-loan fees"). The Company's website is powered by its loan marketplace technology platform, Lend-X(sm).

The Company also licenses or hosts its Lend-X technology for use by other businesses, enabling them to create their own customized co-branded or private-label versions of online lending exchanges. Through these Lend-X partnerships, the Company can earn revenue both from technology fees related to customization, licensing and hosting the network, as well as network sources (transmission fees and closed-loan fees)


NOTE 2 - BASIS OF PRESENTATION:

         Interim Financial Information

The financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of its financial position as of September 30, 2000 and results of operations and cash flows for the interim periods presented. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

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

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include percentage complete calculations under long-term contracts, useful lives of long-term assets and the valuation of the Company's common stock, options and warrants. Actual results could differ from those estimates.

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



         Reclassifications

Certain comparative period amounts have been reclassified to conform to current period presentation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Restricted Investments

As of September 30, 2000, the Company had $8.5 million of investments held in an escrow account. This account was established by the Company and its advertising agency to maintain funds set aside by the Company for non-cancelable and approved expenditures and services of the advertising agency. Disbursements from the escrow account can only be made with signatures from both the Company and the advertising agency. The fund is used only for advertising costs the Company has approved in advance. Disbursements from the escrow account are made no sooner than one month following the invoice date for the expenditures. The Company receives all income earned on funds held in this investment account.

         Segment Reporting

The Company has determined that its reportable segments are its lendingtree.com and Lend-X businesses (as described above). Management regularly reviews the revenue, cost of revenue and gross margins, (which are presented on the statement of operations) for these two lines of business. No other operating expenses or assets or liabilities of the Company are segregated or allocated into these segments for review by management. There are no inter-segment revenues.


         Revenue Recognition

The Company's lendingtree.com network revenue represents transmission fees and closed-loan fees paid by lenders for credit requests that are received through the Company's website, www.lendingtree.com. This revenue also includes fees to set up lenders on the network. Transmission fees are recognized at the time qualification forms are transmitted, while closed-loan fees are recognized at the time the lender reports the activity to the Company, which may be up to four months after the qualification form is transmitted. Revenue from lender set-up fees is recognized upon completion of the lender's integration into the lendingtree.com network. Revenue earned through the Company's network of real estate brokers is recognized upon notification by the broker that a real estate transaction has closed.

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

Lend-X technology revenue is related primarily to hosting, licensing and modifying the Company's proprietary software for use by lenders and other third parties. Initial fees, set-up fees or licensing fees under such contracts are recognized as revenue over the term of the related contract. If the contract requires significant modification or customization of the software, the revenue related to the contract is recognized as work is performed under the percentage of completion method with progress generally measured using costs incurred to date compared to total estimated costs to be incurred. Maintenance and support revenue is recognized ratably over the period the services are provided. Losses, if any, are recognized when the liability is identified.

Included in accounts receivable, net, as of September 30, 2000 were unbilled receivables of $.3 million related to percentage of completion contracts. At December 31, 1999 unbilled receivables were $10,000. Deferred revenue as of September 30, 2000 and December 30, 1999 was $.5 million and $.2 million, respectively.

For the three months ended September 30, 2000, the Company recorded revenue of approximately $1.0 million (or approximately 11% of total revenue) under a software license, customization and services agreement with Federal Home Loan Mortgage Corporation. No other sources of revenue exceeded 10% of the Company's total revenue.

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



         Cost of Revenue

The Company's lendingtree.com and Lend-X network cost of revenue includes salary and benefit costs of the borrower relations and implementation groups, credit agency scoring fees, consumer promotion costs, and the costs of website hosting hardware. Lend-X network cost of revenue includes these items and additional amounts the Company pays its Lend-X partners.

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

         Software Development Costs

Software development costs primarily include expenses incurred by the Company to develop its proprietary software and to enhance and upgrade its website. The Company accounts for the software development costs component of product development costs associated with software to be sold or marketed in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," which requires software development costs to be capitalized beginning when a product's technological feasibility is established and ending when a product is available for general release. For the three months and nine months ended September 30, 2000, the Company capitalized development costs related to software to be sold or marketed of approximately $.1 million.

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

For the three months and nine months ended September 30, 2000, the Company capitalized internal use software development costs of approximately $.5 million and $1.8 million, respectively, (including compensation costs, purchased software and consulting costs related to internal use software projects). No software development costs were capitalized in the periods ending September 30, 1999. Capitalized software development costs are included on the balance sheet under the caption "Property, equipment and software, net".

Capitalized software development costs are amortized over the estimated life of the related application, which range from 1 to 3 years.


         Advertising Expenses

Advertising expenses consist primarily of television, radio and outdoor advertising campaign costs as well as trade shows and other indirect costs. The Company expenses advertising costs as incurred or the first time the advertising takes place. For the three months ending September 30, 1999 and 2000, advertising expenses were $5.4 million and $9.4 million, respectively. For the nine months ending September 30, 1999 and 2000, advertising expenses were $9.9 million and $39.4 million, respectively.

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



NOTE 4 - SIGNIFICANT TRANSACTIONS

         Capital Z Investment

On September 29, 2000, Capital Z Partners ("Capital Z"), the Company's largest shareholder, purchased an Equity Rights Certificate from the Company for $10 million. This Certificate is initially exercisable for 1,253,918 shares of the Company's common stock (equivalent to $7.975 per share), and warrants to purchase 225,000 shares of the Company's common stock with an initial exercise price of $7.975. Capital Z also received a commitment fee warrant to purchase 135,000 shares of the Company's common stock with an initial exercise price of $7.975.

The Equity Rights Certificate may be exercised at the election of Capital Z anytime up to and including the fifth business day following June 30, 2001. The Equity Rights Certificate contains anti-dilution provisions, including provisions that allow Capital Z to receive additional shares of the Company's common stock if certain events occur prior to the expiration of the Certificate. Such events include, among others, a subsequent financing in which the Company receives consideration of at least $15 million, a Sale Transaction or a Going Private Transaction (as those terms are defined in the Equity Rights Certificate). If the Equity Rights Certificate has not been exercised by June 30, 2001 and the price of the Company's stock is less than $7.975, Capital Z will receive additional shares of the Company's common stock upon exercise of the Certificate. Upon exercise of the Equity Rights Certificate, the warrants issued therewith will have an exercise period that starts September 29, 2001 and ends September 29, 2005. The anti-dilution provisions described above also apply to the warrants and therefore the actual exercise price of the warrants will be determined at the time of issuance.

The commitment fee warrant is exercisable at any time on or after September 29, 2001 and until September 29, 2005 at an exercise price of $7.975 per share. This exercise price is subject to adjustment upon the occurrence of the events described above.


         Acquisition

On August 2, 2000, the Company, acquired certain assets and assumed certain liabilities of HomeSpace Services, Inc. The consideration paid by LendingTree (approximately $11.2 million) for the acquired assets consisted of $6.2 million in cash, 639,077 shares of the Company's restricted common stock, valued at $4.7 million (using the average closing stock price 3 days before and after the closing date) and $.3 million of assumed liabilities. At closing, 169,851 shares of the common stock were placed in escrow in the event of any post-closing indemnification claims and $4.2 million in cash was placed in escrow to be paid to trade creditors of HomeSpace. The Company agreed to file a registration statement relating to the shares of restricted common stock issued in connection with the acquisition by March 31, 2001 and agreed to use its reasonable best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission. The cash portion of the purchase price was funded from the Company's short-term investments, the source of which was its February 2000 initial public offering of common stock.

Prior to the acquisition, there was no material relationship between HomeSpace, its shareholders or affiliates, directors or officers and the Company, its shareholders or any of its affiliates, directors or officers.

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the nine-month periods ended September 30, 1999 and 2000 as if the acquisition of the HomeSpace assets had occurred on January 1, 1999 and 2000, respectively, and after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company's operating results would have been had the acquisition actually taken place on January 1, 1999 or 2000, and may not be indicative of future operating results.


                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                   September 30,   September 30,
       Pro Forma (unaudited)                           1999            2000
                                                   -------------   -------------

       Revenue                                      $ 7,696,000     $23,486,000
       Net loss available to common shareholders    $45,080,650     $78,947,000
       Net loss per common share                    $     (8.03)    $     (4.58)

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



         Initial Public Offering and Conversion of Preferred Stock to Common
         Stock

On February 15, 2000, the Company completed the sale of 4,197,500 shares of its common stock at an initial public offering ("IPO") price of $12.00 per share, raising approximately $44.9 million, net of offering expenses, underwriting discounts and commissions. Simultaneous with the closing of the initial public offering, all previously outstanding shares of convertible preferred stock and accumulated, unpaid in-kind dividends thereon were automatically converted into an aggregate of 10.5 million shares of common stock.


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

On November 7, 2000, the Company extended a short-term loan in the amount of $25,000 to an executive officer of the Company for personal or household purposes and the loan is repayable together with interest upon demand by the Company on or after February 15, 2001. The obligation is secured by a pledge of the officer's stock options and restricted common stock of the Company.


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


Also during January 2000, the Company entered into an agreement for an initial one-year period with CNBC to co-brand a web site. In February 2000, the Company granted two warrants to CNBC in connection with this agreement. Each warrant is for the purchase of 95,250 shares of the Company's common stock at $7.87 per share. The first warrant, granted February 2, 2000, with an underlying fair value of $11.00, was immediately vested and exercisable at the date of grant. The second warrant was granted February 15, 2000 with an underlying fair value of $12.00 and was also immediately vested and exercisable. An expense of approximately $1.3 million, calculated using an option-pricing model, will be recognized ratably for services provided by the third party over the initial one-year period of the agreement. For the three months and nine months ended September 30, 2000, the Company recognized a charge for these warrants of approximately $0.3 million and $0.8 million, respectively.

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



In connection with this agreement, the Company has also committed to approximately $4.4 million of advertising and promotional costs during the initial one-year period of the agreement. On October 13, 2000, the Company notified CNBC of its intention to terminate the Co-Branded Site Agreement between the parties dated January 14, 2000. Pursuant to the terms of that agreement, the termination will become effective no later than January 13, 2001.

         Option Grants

In January 2000, the Company granted stock options to purchase 769,225 shares of common stock to employees at an exercise price of $9.28 per share. Based on the difference between the strike price of these options and the fair market value at the date of grant ($11.00), the Company recorded a deferred compensation charge of approximately $1.3 million and is amortizing it to expense over the options' four year vesting period. For the three months and nine months ended September 30, 2000, the Company recorded compensation expenses of $0.2 million and $0.7 million, respectively, related to these options.

         Lease Termination Reserve

In December 1999, the Company established a $.5 million reserve for the estimated loss in connection with the sublease of certain excess office space. Through September 30, 2000 the Company has charged payments of approximately $.3 million against this reserve and the balance at September 30, 2000 is approximately $.2 million. .


NOTE 5 - NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. For purposes of determining the Company's basic and diluted loss per common share, 1.3 million shares issuable in connection with the equity rights certificate described above in Note 4 have been treated as outstanding from September 29, 2000. Other common stock equivalents, including stock options and warrants, are excluded from the calculation, as their effect would be anti-dilutive. The calculation of diluted loss per share for the three months and nine months ended September 30, 2000 excludes options and warrants to purchase approximately one million shares of common stock as their impact would be anti-dilutive.

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



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

The Company's primary offerings are an Internet-based loan marketplace for consumers and lenders, licenses to its technology and hosting Internet-based systems to enable other businesses to create their own on-line lending offerings. In addition, through its website the Company provides access to other services related to owning, maintaining or buying and selling a home, including a network of real estate brokers.

Through its own website, www.lendingtree.com, the Company collects consumer credit requests and using its proprietary technology, Lend-X, compares these requests and related credit information to the underwriting criteria of more than 100 participating lenders in its network. Consumers may receive multiple offers in response to a single credit request and then compare, review and accept the on-line loan offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a cost that is lower than the cost associated with offline loan originations. The Company's marketplace encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards and personal loans and provides access to small business loans.

The Company is not a lender; rather, its Internet-based marketplace facilitates the lending process without the assumption of risks typically bourne by lenders and certain brokers that fund loans. The Company's revenue model depends on revenue generated from lenders participating in its network who pay fees based upon their receipt of qualification forms ("transmission fees"), and fees based upon loan closings ("closed-loan fees"). All of the Company's network revenue is derived from lenders; the Company does not charge or collect fees from consumers. The Company's website is powered by its loan marketplace technology platform, Lend-X(sm).

The Company also licenses or hosts its Lend-X technology for use by other businesses, enabling them to create their own customized co-branded or private-label versions of online lending offerings. In many of these Lend-X partnerships, the Company earns fees paid for technology related to customization, licensing and hosting the network. In some of these partnerships, the Company can also earn revenue from network sources (transmission fees and closed-loan fees).

For the three months ended September 30, 2000, the Company recorded revenue of approximately $1.0 million (or approximately 11% of total revenue) under a software license, customization and services agreement with Federal Home Loan Mortgage Corporation. No other sources of revenue exceeded 10% of the Company's total revenue for the three months or nine months ended September 30, 2000.

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

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
         THREE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUE

Total revenue was approximately $9.0 million in the three months ended September 30, 2000, an increase of $6.7 million from $2.3 million in the same period in 1999.

The Company's lendingtree.com network revenue was approximately $7.5 million, or 82.5% of total revenue for the three months ended September 30, 2000, compared with 66% for the same period in 1999. This growth reflects a substantial increase in volume of qualification forms the Company transmitted to its lenders and a significant increase in the amount of revenue earned from closed-loan fees. The Company attributes the increase in transmission volume (from approximately 62,000 discrete transmitted qualification forms in the three months ended September 30, 1999 to approximately 212,000 in the same period of
2000) primarily to its extensive advertising campaign run during the first and second quarters of 2000 . Although advertising expense was reduced in the third quarter of 2000 (compared to the first and second quarter), the Company attributes increased brand awareness and a significant increase in website traffic to the advertising spending earlier in 2000. The increase in closed-loan fees reflects not only the increased transmission volume, but also to an increase in the number and variety of lenders on the Company's network.

Lend-X technology revenue totaled $1.2 million or 13.3% of the Company's revenue for the three months ended September 30, 2000. This is an increase of $.8 million over the same period in 1999. The growth in Lend-X technology revenue in the three months ended September 30, 2000 is principally the result of a significant new customization, implementation and licensing contract that was entered into in the second quarter. Lend-X technology revenue recognized during the third quarter under this contract reflects the Company's progress towards completion. Customization and implementation efforts under this contract are expected to conclude in the fourth quarter of 2000, after which on-going revenue will be transaction based.


         GROSS PROFIT

Gross profit of $6.4 million (71% of total revenue) for the three months ended September 30, 2000 was $4.8 million higher than the same period of 1999 which had gross profit of $1.6 million (70% of total revenue). The improvement in gross margin is due to the substantial increase in revenue, as noted above, without similar, proportionate increases in costs of revenue.

 Total cost of revenue increased $1.9 million from the third quarter of 1999 when compared to the same period in 2000. Portions of the Company's costs of revenue are volume-based. Costs such as credit scoring fees, network hosting expenses and direct costs to Lend-X partners tend to increase as volume and revenue increase. In the third quarter of 2000, these costs were $.9 million higher than the same period in 1999. In addition, the third quarter of 2000 included $.4 million for direct consumer promotion costs associated with borrowers that requested and qualified for a credit card and also closed a loan through the Company's network. These promotional costs were less than $.1 million during the third quarter of 1999. Costs of revenue that are not directly volume based, principally personnel costs, increased approximately $.7 million reflecting increased staffing in the Company's implementation and borrower relationship departments.


         OPERATING EXPENSES

Product development expense was approximately $.5 million for the three months ended September 30, 2000 and $.3 for the same period in 1999. Product development costs consist of expenses incurred related to the ongoing efforts to enhance and maintain the functionality of the Company's Website and Lend-X technology.

Marketing and advertising expenses increased $6.3 million to approximately $12.5 million for the three months ended September 30, 2000 compared to $6.2 million for the same period in 1999. This increase is primarily due to substantially higher advertising expenses in 2000 incurred in an effort to maintain its brand awareness built earlier in the year and to attract customers to the Company's Internet-based loan marketplace. During the third quarter of 2000, the Company continued its

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



television (principally cable) advertising campaign (which began in the first quarter of 2000) and added expanded radio and outdoor advertising campaigns in significantly more markets than during the same period in 1999. The Company currently anticipates that marketing and advertising will continue to be its most significant expense, as it will continue to run these promotional campaigns for both its LendingTree and Lend-X brands.

Sales, general and administrative expenses increased to $8.8 million for the three months ended September 30, 2000 from $2.6 million for the same period in 1999. Approximately $3.0 million of this increase is due to higher employee-compensation related costs due to the significant growth in the business. Another $.9 million of the increase relates to employee related costs such as travel, relocation and recruiting fees. The Company also incurred $.3 million higher rent expense for a larger facility. The amortization of the excess purchase price related to the HomeSpace acquisition contributed $.8 million of the increase and transitional expenses incurred related to temporarily operating the HomeSpace business while shifting the operations to the Company's headquarters in Charlotte, NC added another $.7 million.

Included in the Company's operating expenses for the three months ended September 30, 2000 is amortization of deferred non-cash compensation charges of $0.6 million. As of September 30, 2000, the Company's balance sheet reflected deferred non-cash compensation charges of $3.7 million related to certain stock option and warrant grants that were considered compensatory. The deferred charge related to stock options ($3.2 million) is being amortized over the four-year vesting period associated with the related options, ending principally in the third quarter of 2003 and the first quarter of 2004. The deferred charge related to warrants ($.5 million) is being amortized through February 2001, corresponding to the initial term of the underlying service agreement.

         INTEREST INCOME

Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income increased to $.4 million in the three months ended September 30, 2000 from less than $0.1 million in the same period in 1999. This increase was primarily due to higher average cash balances in 2000 as a result of the net proceeds from the Company's initial public offering in February 2000.

         Other Information

For the three months ended September 30, 1999 and 2000, the Company had losses before taxes, interest, depreciation and amortization ("EBITDA") of $7.4 million and $14.2 million, respectively. Additionally, non-cash compensation charges of $.5 million and $.6 million are in included in EBITDA for the three periods ended September 30, 1999 and 2000, respectively.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
         NINE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUE

Total revenue was approximately $21.2 million in the nine months ended September 30, 2000, an increase of $17.2 million from $4.0 million in the same period in 1999.

The Company's lendingtree.com network revenue was approximately $17.6 million, or 83% of total revenue for the nine months ended September 30, 2000, compared with 66 % for the same period in 1999. This growth reflects a substantial increase in volume of qualification forms the Company transmitted to its lenders and a significant increase in the amount of revenue earned from closed-loan fees. The Company attributes the increase in transmission volume (from approximately 164,000 discrete transmitted qualification forms in the nine months ended September 30, 1999 to approximately 524,000 in the same period of
2000) primarily to its extensive advertising campaign run during 2000. Although advertising expense was reduced in the third quarter of 2000 (compared to the first and second quarter), the Company attributes increased brand awareness and a significant increase in Website traffic to the increased advertising spending. The increase in closed-loan fees reflects not only the increased transmission volume, but also to an increase in the number and variety of lenders on the Company's network.

Lend-X network revenue totaled $1.9 million or 9% of the Company's revenue for the nine months ended September 30, 2000 compared to $.7 million in the same period of 1999. This increase of $1.2 million reflects an increase in the number of

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



Lend-X partners in 2000 as well as significant increases in credit request related volume processed through partners' websites or exchanges.

Lend-X technology revenue totaled $1.7 million, or approximately 8% of total revenue for the nine months ended September 30, 2000, compared with $0.6 million for the same period of 1999. The increase in Lend-X technology revenue is principally the result of a significant new customization, implementation and licensing contract that was entered into in the second quarter. Lend-X technology revenue recognized during the second and third quarters under this contract reflects the Company's progress towards completion. Customization and implementation efforts under this contract are expected to conclude in the fourth quarter of 2000, after which on-going revenue will be transaction based.


         GROSS PROFIT

Gross profit of $14.9 million (70% of total revenue) for the nine months ended September 30, 2000 was $12.4 million higher than the same period of 1999 that had gross profit of $2.5 million (61% of total revenue). These improvements in gross margin and gross margin percentage are due to the substantial increase in lendingtree.com network revenue, as noted above, without similar, proportionate increases in lendingtree.com network costs of revenue.


 Total cost of revenue increased $4.8 million to $6.3 million in the nine months ended September 30, 2000 compared to the same period of 1999. Portions of the Company's costs of revenue are volume-based. Costs such as credit scoring fees, network hosting expenses and direct costs to Lend-X partners tend to increase as volume and revenue increase. In the nine months ended September 30, 2000, these costs were approximately $3.0 million higher than the same period in 1999. In addition, the nine month period ended September 30, 2000 included $1.2 million for direct consumer promotion costs associated with borrowers that requested and qualified for a credit card and also closed a loan through the Company's network. These promotional costs were $.1 million in the same period of 1999. Costs of revenue that are not directly volume based, principally personnel costs, increased approximately $.6 million reflecting increased staff in the Company's implementation and borrower relationship departments.


         OPERATING EXPENSES

Product development expense was approximately $2.1 million for the nine months ended September 30, 2000 and $.8 for the same period of 1999. Product development costs principally represent costs incurred related to the ongoing efforts to enhance and maintain the functionality of the Company's Lend-X technology and its website. The increase over the prior year is principally related to increased headcount.

Marketing and advertising expenses increased $34.1 million to approximately $46.1 million for the nine months ended September 30, 2000 compared to $12.0 million for the same period in 1999. This increase is primarily due to substantially higher advertising expenses in 2000 incurred in an effort to build and maintain its brand awareness and attract users to the Company's Internet-based loan marketplace. During 2000, the Company ran a national network and cable television advertising campaign and expanded its radio and outdoor advertising campaigns to significantly more markets than during the same period in 1999. The Company currently anticipates that marketing and advertising will continue to be its most significant expense, as it will continue to run promotional campaigns for both its LendingTree and Lend-X brands.

Sales, general and administrative expenses increased to $19.5 million for the nine months ended September 30, 2000 from $5.7 million for the same period in 1999. Approximately $6.6 million of this increase is due to higher employee-compensation related costs due to the significant growth in the business. Another $1.8 million of the increase relates to employee related costs such as travel, relocation and recruiting fees. Professional and consulting fees increased $1.4 million from 1999 to 2000 reflecting increased professional development; technology consulting costs; public relations and increased professional fees related to regulatory and intellectual property matters. The Company also incurred $.5 million higher rent expense for a larger facility in 2000. The amortization of the excess purchase price related to the HomeSpace acquisition contributed $.8 million of the increase and transitional expenses incurred related to temporarily operating the HomeSpace business while shifting the operations to the Company's headquarters in Charlotte, NC added another $.7 million. Depreciation expenses increased $.5 million from 1999 to 2000 reflecting new equipment and software purchased in 2000.

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



Included in the Company's operating expenses for the nine-months ended September 30, 2000 is amortization of deferred non-cash compensation charges of $1.6 million. As of September 30, 2000, the Company's balance sheet reflected deferred non-cash compensation charges of $3.7 million related to certain stock option and warrant grants that were considered compensatory. The deferred charge related to stock options ($3.2 million) is being amortized over the four-year vesting period associated with the related options, ending principally in the third quarter of 2003 and the first quarter of 2004. The deferred charge related to warrants ($.5 million) is being amortized through February 2001, corresponding to the initial term of the underlying service agreement.


         INTEREST INCOME

Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income increased to $1.8 million in the nine months ended September 30, 2000 from less than $.1 million in the same period in 1999. This increase was primarily due to higher average cash, short-term investment and restricted investment balances in 2000 as a result of the net proceeds from the Company's initial public offering in February 2000 and the net proceeds from a private offering of preferred stock in September 1999.

         Other Information

For the nine months ended September 30, 1999 and 2000, the Company had losses before taxes, interest, depreciation and amortization ("EBITDA") of $15.9 million and $51.3 million, respectively. Additionally, non-cash compensation charges of $.5 million and $1.6 million are in included in EBITDA for the nine month periods ended September 30, 1999 and 2000, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had approximately $24.5 million in cash, cash equivalents, restricted investments and short-term investments. The Company anticipates that working capital and capital expenditures will need to be funded from additional debt or equity financing sources before March 31, 2001. Without the proceeds from additional financing sources, management would have to significantly reduce spending in all areas of the business, including reductions of the Company's plans for marketing and advertising during 2001. Such reductions, if necessary, could significantly impact the Company's ability to generate revenue and could cause the Company to cease operations. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to the Company. If additional funds are raised through the issuance of equity securities, the Company's shareholders may experience significant dilution.

On September 29, 2000 the Company received $10 million from Capital Z, its largest investor in exchange for an Equity Rights Certificate, initially exercisable for 1,253,918 million shares of the Company's common stock. This transaction is more fully described above in Item 1, Note 4.

Additionally, on February 15, 2000, the Company completed the sale of 4,197,500 shares of its common stock at an initial public offering price of $12.00 per share, raising approximately $44.9 million net of offering costs, underwriting discounts and commissions.

Prior to its initial public offering, the Company had financed its operations primarily through private placements of securities, raising over $74 million, net of offering costs.

Net cash used in operating activities was $48.8 million and $13.6 million in the nine months ended September 30, 2000 and 1999, respectively.

In the nine months ended September 30, 2000 the cash used in investing activities included $43.7 million that was deposited into an escrow investment account. This account was established by the Company and its advertising agency to maintain funds set aside by the Company for non-cancelable and approved expenditures and services of the advertising agency. Disbursements from the escrow account can only be made for advertising expenditures the Company has approved in advance.

On August 2, 2000, the Company acquired certain assets and assumed certain liabilities of HomeSpace. The consideration paid for the acquired assets consisted of $6.2 million in cash and 639,077 shares of the Company's restricted common stock.

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



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


RISKS

         If the Company is unable to obtain additional funds from subsequent financings it will have to significantly curtail the scope of its operations and alter its business model

The Company must continue to achieve and sustain rapid growth for the Company's business model to succeed. To accomplish this, the Company will need to raise additional funds in the near future, from equity or debt sources. The Company's future cash requirements will be substantial. If additional or sufficient financing is not available when required or is not available on acceptable terms, the Company may be unable to successfully continue operating its business or may not be able to promote its brand name, develop or enhance its service, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's financial condition and results of operations.

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

         The Company Has A History of Losses and Expect Losses In The Future.

The Company has never been profitable. The Company incurred losses from operations of approximately $52.8 million in the nine months ended September 30, 2000 and $16.1 million in the same period of 1999. As of September 30, 2000, the Company had an accumulated net deficit of approximately $83.2 million.

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

         The Company's Business Model is Unproven and Could Fail.

The Company's business model and profit potential are unproven and no assurances can be made that it will be able to become profitable. To achieve profitability in the Company's marketplace segment the Company's revenue per consumer must exceed the costs of attracting a consumer to the Company's Website. To date, this has not been the case. The Company's revenue model depends heavily on revenue generated from lenders participating in the Company's network who pay the Company fees based upon their receipt of credit requests (referred to as transmission fees) and fees based upon loan closings (referred to as closed-loan fees). The Company also license its Lend-X technology to other companies who can create single and multi-lender online marketplaces. To generate revenue the Company must rapidly achieve broad market

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



acceptance of our service by both lenders and consumers who have traditionally used other means to lend and borrow money. In addition, the Company must attract a sufficient number of consumers with credit profiles targeted by its lenders. It is possible that the Company's online loan marketplace model will not gain the widespread acceptance necessary to support the Company's business, in which case the Company may find it necessary to alter its business model. The Company cannot accurately predict what, if any, changes it would make to its business model in response to the uncertainties in the online lending market. These changes might include shifting all or a portion of the Company's fees to consumers or reducing fees currently charged to lenders to expand volume more quickly. Shifting fees to consumers may not be feasible, as other companies may be able to offer comparable services with no fees.

         The Company's Operating Results May Be Negatively Impacted By Fluctuations in Interest Rates.

During the nine months ended September 30, 2000, revenue earned from mortgages, traditionally a market segment that is greatly impacted by changes in interest rates, represented approximately 38% of the Company's total revenue. While interest rates during this period were rising, the Company's business continued to show increases in website traffic, transmitted qualifcation forms for mortgages and revenue from closed-loan fees for mortgages over the same period of 1999. However, during future periods of rising interest rates the Company may experience a decline in consumer traffic to the Company's website and during periods of robust credit demand, typically associated with falling interest rates, lenders may have less incentive to use the Company's marketplace. Either of these events could reduce the Company's revenue and the Company cannot assess the effects of interest rates on the Company's business over a broad range of interest rate environments.


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


         If The Company Is Unable To Maintain The Company's Brand Recognition, Consumer And Lender Demand For The Company's Service Will Be Limited.

If the Company fails to promote and maintain its brand successfully or incurs significant expenses in promoting its brand and fails to generate a corresponding increase in revenue as a result of its branding efforts, the Company's business could be materially adversely affected. The Company believes it has successfully built a recognizable brand. However, continuing to build brand awareness of the LendingTree marketplace is critical to achieving increased demand for the Company's service. Brand recognition is a key differentiating factor among providers of online lending services, and the Company believes it will be increasingly important as competition intensifies. In order to maintain the Company's brand awareness, the Company must succeed in its marketing efforts, provide high-quality service and increase the number of consumers using its marketplace. If visitors to the Company's website do not perceive the Company's existing service to be of high quality or if the Company alters or modifies its existing service, introduce new services, or enter into new business ventures that are not favorably received, the value of the Company's brand could be diluted, which could decrease the attractiveness of the Company's service to consumers and lenders.

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



         Lenders in the Company's Network are not Precluded from Offering Consumer Credit Products Outside the Company's Marketplace.

If a significant number of potential consumers are able to obtain loans from the Company's participating lenders without utilizing the Company's service, the Company's ability to generate revenue may be limited. Because the Company does not have exclusive relationships with the lenders whose loan products are offered on its online marketplace, consumers may obtain offers and loans from these lenders without using the Company's service. The Company's lenders can offer their products directly to consumers through brokers, mass marketing campaigns, or through other traditional methods of credit distribution. These lenders can also offer their products over the Internet, either directly to prospective borrowers, through one or more of the Company's online competitors, or both.


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

         The Company may not be able to manage its expanding operations effectively.

The Company has recently experienced a period of rapid expansion. In order to execute its business plan, the Company must continue to expand significantly. The Company's inability to expand its operations in an efficient manner could cause its expenses to grow disproportionately to its revenue, or revenue to decline or grow more slowly than expected, or could otherwise have a material adverse effect on its business. . The Company's anticipated future growth, combined with the requirements it now face as a public company, will continue to place a significant strain on its management, systems, and resources. The Company will need to continue to expand and maintain close coordination among its technical, accounting, finance and sales and marketing departments. The Company may not succeed in these efforts.


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

In the past, the Company's website has experienced outages and decreased performance. In the worst such instance to date, the Company experienced a service outage for a period of approximately nine hours due to a database software failure. If similar outages occur in the future, they may severely harm the Company's reputation and the Company's ability to offer the Company's service. The Company's computer hardware is located in leased facilities in Beltsville, Maryland. A full backup system is located in Cupertino, California. If both of these locations experienced a system failure, the performance of the Company's website would be harmed. These systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures, break-ins, and similar events. The Company's insurance policies may not compensate us for any losses that may occur due to any failures or interruptions in the Company's systems. Any extended period of disruptions could materially adversely affect the Company's business, results of operations, and financial condition.

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000


         Failure To Comply With Laws Governing The Company's Service Or Material Changes In The Regulatory Environment Relating To The Internet Could Have A Material Adverse Effect On Its Business.

The loan products available through the Company's Website and the real estate agent referral and mortgage broker services available through the Company's HomeSpace Service, are subject to extensive regulation by various federal and state governmental authorities. Because of uncertainties as to the applicability of some of these laws and regulations to the Internet and, more specifically, to the Company's business, and considering its business has evolved and expanded in a relatively short period of time, the Company may not always have been, and may not always be, in compliance with applicable federal and state laws and regulations. Failure to comply with the laws and regulatory requirements of federal and state regulatory authorities may result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts without compensation, loss of exempt status, indemnification liability to lenders and others doing business with us, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. The occurrence of one or more of these events could materially affect the Company's business, results of operations and financial condition.

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

In addition, as a result of the HomeSpace transaction, the Company is required to obtain real estate broker licenses, additional mortgage broker licenses and individual call center personnel licenses in numerous states. Failure to obtain these licenses/approvals could prevent the Company from receiving fees from the real estate agent referral and mortgage services programs it offers and/or subject the Company to the types of fines, forfeitures and litigation discussed above.

As a computer loan origination system or mortgage broker conducting business through the Internet, the Company faces an additional level of regulatory risk given that most of the laws governing lending transactions have not been substantially revised or updated to fully accommodate electronic commerce. Until these laws, rules, and regulations are revised to clarify their applicability to transactions conducted through electronic commerce, any company providing loan-related services through the Internet or other means of electronic commerce will face compliance uncertainty. Federal law, for example, generally prohibits the payment or receipt of referral fees in connection with residential mortgage loan transactions. The applicability of referral fee prohibitions to the advertising, marketing, distribution and cyberspace rental arrangements used by online companies like LendingTree, Inc. may have the effect of reducing the types and amounts of fees that the Company may charge or pay in connection with real estate-secured products.

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

         Legal Proceedings

The Company has been named as one of a number of defendants in a putative class action lawsuit originally filed on September 7, 2000 in California Superior Court in Contra Costa, California. The lawsuit was removed to federal court on October 13, 2000, and is now captioned Thomas E. Ainsworth, et als. v. Ohio Savings Bank, et als., Case No. C-00-3786, (N.D. Cal.). The other defendants named in the action are Ohio Savings Bank, Costco Wholesale Corp., Costco Financial Services Inc., First American Title Insurance Company and First American Lenders Advantage. The complaint alleges various claims under California law arising from a loan that plaintiffs obtained through HomeSpace Services, Inc. ("HomeSpace") and Ohio Savings Bank in February 1999. In particular, the complaint raises claims regarding the legality of certain

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000


compensation paid to HomeSpace. The complaint seeks damages in the amount of $10 million, plus unenumerated punitive damages. Although the Company was not a party to plaintiffs' loan transaction, the lawsuit alleges that the Company is liable as a result of its acquisition of certain assets of HomeSpace on August 2, 2000. The Company filed its answer to the complaint on November 8, 2000, denying all liability. The Company believes that it has strong defenses against both liability and class certification. It has retained counsel and intends to defend vigorously against the claims.

The Company recently was the subject of a routine examination conducted by the New York State Banking Department ("NYSBD"). At the close of the examination, during the exit interview, NYSBD examiners raised an issue orally as to whether the Company is obligated to make certain mortgage broker disclosures to consumers under New York state law. As of this date, NYSBD has not instituted any investigation or enforcement action. The Company could face a possible administrative fine and/or penalty. The Company believes that the NYSBD regulation which triggers the disclosures in question is inapplicable to it. The Company intends to work with the NYSBD to clarify the application of its regulations to the Company's activities, and, if necessary, to contest any fine or penalty. Although there can be no assurances, the Company does not believe that the outcome of any proceeding will have a material effect on its financial condition or the results of its operations.

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

         Breaches of the Company's network security could subject the Company to increased operating costs as well as litigation and other liabilities.

Any penetration of the Company's network security or other misappropriation of its users' personal information could cause interruptions in its operations and subject the Company to liability. Claims against the Company could also be based on other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation and financial liability. Security breaches could also damage the Company's reputation. The Company relies on licensed encryption and authentication technology to effect secure transmission of confidential information. It is possible that advances in computer capabilities, new discoveries, or other developments could result in a compromise or breach of the technology that the Company uses to protect consumer transaction data. The Company cannot guarantee that its security measures will prevent security breaches. The Company may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences.

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



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

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company has been named as one of a number of defendants in a putative class action lawsuit originally filed on September 7, 2000 in California Superior Court in Contra Costa, California. The lawsuit was removed to federal court on October 13, 2000, and is now captioned Thomas E. Ainsworth, et als. v. Ohio Savings Bank, et als., Case No. C-00-3786, (N.D. Cal.). The other defendants named in the action are Ohio Savings Bank, Costco Wholesale Corp., Costco Financial Services Inc., First American Title Insurance Company and First American Lenders Advantage. The complaint alleges various claims under California law arising from a loan that plaintiffs obtained through HomeSpace Services, Inc. ("HomeSpace") and Ohio Savings Bank in February 1999. In particular, the complaint raises claims regarding the legality of certain compensation paid to HomeSpace. The complaint seeks damages in the amount of $10 million, plus unenumerated punitive damages. Although the Company was not a party to plaintiffs' loan transaction, the lawsuit alleges that the Company is liable as a result of its acquisition of certain assets of HomeSpace on August 2, 2000. The Company filed its answer to the complaint on November 8, 2000, denying all liability. The Company believes that it has strong defenses against both liability and class certification. It has retained counsel and intends to defend vigorously against the claims.

The Company recently was the subject of a routine examination conducted by the New York State Banking Department ("NYSBD"). At the close of the examination, during the exit interview, NYSBD examiners raised an issue orally as to whether the Company is obligated to make certain mortgage broker disclosures to consumers under New York state law. As of this date, NYSBD has not instituted any investigation or enforcement action. The Company could face a possible administrative fine and/or penalty. The Company believes that the NYSBD regulation which triggers the disclosures in question is inapplicable to it. The Company intends to work with the NYSBD to clarify the application of its regulations to the Company's activities, and, if necessary, to contest any fine or penalty. Although there can be no assurances, the Company does not believe that the outcome of any proceeding will have a material effect on its financial condition or the results of its operations.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 29, 2000, Capital Z Partners ("Capital Z"), the Company's largest shareholder, purchased an Equity Rights Certificate from the Company for $10 million. This Certificate is initially exercisable for 1,253,918 shares of the Company's common stock (equivalent to $7.975 per share), and warrants to purchase 225,000 shares of the Company's common stock with an initial exercise price of $7.975. Capital Z also received a commitment fee warrant to purchase 135,000 shares of the Company's common stock with an initial exercise price of $7.975.

The Equity Rights Certificate may be exercised at the election of Capital Z anytime up to and including the fifth business day following June 30, 2001. The Equity Rights Certificate contains anti-dilution provisions, including provisions that allow Capital Z to receive additional shares of the Company's common stock if certain events occur prior to the expiration of the Certificate. Such events include, among others, a subsequent financing in which the Company receives consideration of at least $15 million, a Sale Transaction or a Going Private Transaction (as those terms are defined in the Equity Rights Certificate). If the Equity Rights Certificate has not been exercised by June 30, 2001 and the price of the Company's stock price is less than $7.975, Capital Z will receive additional shares of the Company's common stock upon exercise of the Certificate. Upon exercise of the Equity Rights Certificate, the warrants issued therewith will have an exercise period that starts September 29, 2001 and ends September 29, 2005. The anti-dilution provisions described above also apply to the warrants and therefore the actual exercise price of the warrants will be determined at the time of issuance.

The commitment fee warrant is exercisable at any time on or after September 29, 2001 and until September 29, 2005 at an exercise price of $7.975 per share. This exercise price is subject to adjustment upon the occurrence of the events described above.

The Company will use the proceeds from the Capital Z investment for general corporate purposes.

On August 2, 2000, the Company acquired certain assets and assumed certain liabilities of HomeSpace Services, Inc.

The consideration paid by LendingTree (approximately $11.2 million) for the acquired assets consisted of $6.2 million in cash, 639,077 shares of the Company's restricted common stock, valued at $4.7 million (using the average closing stock price 3 days before and after the closing date) and $.3 million of assumed liabilities. At closing, 169,851 shares of the common stock were placed in escrow in the event of any post-closing indemnification claims and $4.2 million in cash was placed in escrow to be paid to trade creditors of HomeSpace. The Company agreed to file a registration statement relating to the shares of restricted common stock issued in connection with the acquisition by March 31, 2001 and agreed to use its reasonable best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission. The cash portion of the purchase price was funded from the Company's short-term investments, the source of which was its February 2000 initial public offering of common stock.

On February 22, 2000, the Company completed its initial public offering ("IPO") in which it sold 4,197,500 shares of its common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended ("Securities Act"), on a Registration Statement on Form S-1 (the "Registration Statement"), Registration Number

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



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

The Company is subject to interest rate risks on its investment portfolio. The Company attempts to mitigate interest rate risks on such investments by following a policy of investing only in high credit quality and marketable securities with maturities of nine months or less and by planning for liquidity needs to help ensure the investments can be held to maturity. The Company cannot currently quantify the risks associated with hypothetical changes in market rates on its future investment portfolio.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS:

NUMBER                            DESCRIPTION
------                            -----------

10.1+ Promissory Note dated November 7, 2000 from David Anderson to LendingTree, Inc.

10.2+ Stock Pledge Agreement dated November 7, 2000 by David Anderson for the benefit of LendingTree, Inc.

27.1*    Financial Data Schedule.

         * Filed herewith.
         + Management contract or compensatory plan or arrangement required to be filed as an exhibit.


(b) REPORTS ON FORM 8-K:

On October 12, 2000, the Company filed a Current Report on Form 8-K with the Commission to report the pro-forma condensed consolidated financial statements of LendingTree, Inc. as of and for the six months ended June 30, 2000 and for the year ended December 31, 1999, reflecting the acquisition of certain assets and assumption of certain liabilities of HomeSpace Services, Inc. and reflecting the $10 million investment in the Company by Capital Z.

LendingTree, Inc.
Form 10-Q for the Three Months Ended September 30, 2000



                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LENDINGTREE, INC.


Date: November 11, 2000             By: /s/ Keith B. Hall
      -----------------                 -------------------------------
                                        Keith B. Hall, Senior Vice President and
                                        Chief Financial Officer