Form 10-K
period 2000-12-31
LENDINGTREE INC
filed 2001-03-22
CIK 1096479

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the annual period ended December 31, 2000

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to           .
                                           ------------  -----------

                        Commission File Number 000-29215
                               LENDINGTREE, INC.

             (Exact name of registrant as specified in its charter)

              DELAWARE                                      25-1795344
              --------                                      ----------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

          11115 RUSHMORE DRIVE
       CHARLOTTE, NORTH CAROLINA                               28277
       -------------------------                               -----
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on February 28, 2001 as reported on the Nasdaq National Market, was approximately $72.6 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's common stock).

         As of February 28, 2001 there were 18,737,441 shares of Common Stock, $.01 par value, outstanding, excluding 916,515 shares of treasury stock.

                       Documents Incorporated by Reference

         Portions of the definitive Proxy Statement to be delivered to security holders for the 2001 Annual Meeting are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K may contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that represent the Company's expectations or beliefs concerning future events or projected financial results. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in certain forward-looking statements include the timing and amount of revenue that may be recognized by the Company, continuation of current expense trends, absence of unforeseen changes in the Company's markets, continued acceptance of the Company's services and products and general changes in the economy. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Factors That May Affect Future Results of Operations" in Item 7 of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein.

PART I
ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS AND OVERVIEW

         LendingTree, Inc. (the "Company" or "LendingTree") was incorporated in the state of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998. In August 2000, the Company acquired certain assets (principally a nationwide network of real estate agents) and assumed certain liabilities of HomeSpace Services, Inc.

         LendingTree offers an Internet-based loan marketplace for consumers and lenders. The Company attracts consumer demand to the marketplace through its proprietary website www.lendingtree.com as well as through private-label and co-branded marketplaces enabled by its technology platform, Lend-X(SM). In addition, through its website the Company provides access to other services related to owning, maintaining or buying and selling a home, including a network of real estate brokers.


         The Company also licenses and/or hosts its Lend-X technology for use by other businesses, enabling them to create their own customized co-branded or private-label lending exchanges. Through these Lend-X partnerships, the Company can earn revenue both from technology fees related to customization, licensing and hosting the third party exchange as well as fees from network sources (transmission fees and closed-loan fees).


         Consumers begin the LendingTree process by completing a simple on-line credit request (referred to as a "qualification form"). Data from the qualification form along with a credit score calculated from credit reports retrieved by the system is compared to the underwriting criteria of more than 100 participating lenders in the Company's lender network. Consumers can receive multiple loan offers in response to a single credit request and then compare, review, and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a substantially lower cost of acquisition than traditional marketing channels. The Company's marketplace encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards, and personal loans.


         The Company is not a lender. Rather, it is a loan marketplace that seeks to drive efficiency and cost savings in the consumer credit markets for both consumers and lenders. The Company earns revenue from lenders that pay fees for every qualification form that meets their underwriting criteria and is transmitted to them ("transmission fees") and for loans that they close ("closed-loan fees"). The Company's website is powered by its loan marketplace technology platform, Lend-X.

RECENT DEVELOPMENTS

         In March 2001, the Company signed definitive documents for the following financing transactions:

         >> The sale of 3.8 million Series A 8% Convertible Preferred shares of stock for $ 13.4 million, as more fully described in the notes to the Company's financial statements. In connection with this transaction, the Company agreed to increase the size of its Board of Directors from seven to eight members and to cause a representative designated by Zions Bancorporation (an investor in this transaction) to be nominated to fill the vacancy on its Board of Directors caused by such an increase.

         >> A two year, $5 million secured revolving line of credit with the Union Labor Life Insurance Company ("ULLICO"). Amounts outstanding under the ULLICO line of credit bear interest at a rate of 6% payable in cash and an additional amount payable in warrants, as more fully described in the notes to the Company's financial statements.

         >> A 24-month facility to provide a $2.5 million revolving loan with the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Amounts outstanding under the Freddie Mac facility bear interest at a rate of 10% payable in cash and an additional amount payable in warrants, as more fully described in the notes to the Company's financial statements.

         >> A $24 million equity line whereby the Company may, at its discretion sell shares of its common stock to an investor from time-to-time subject to maximum sale limitations in any one monthly period, for up to a total of $24 million over 24 months, as more fully described in the notes to the Company's financial statements.

CUSTOMERS

Network

         The Company's marketplace offers consumers the opportunity to obtain the loan products and other services listed below. The Company does not charge consumers a fee to use our services and our network of lenders and real estate brokers ("our customers") pay us fees for the transmitted qualification forms, closed loans or closed real estate transactions.


         As of December 31, 2000:

         >> Home Mortgage. LendingTree had 74 lenders providing home mortgage loans.

         >> Home Equity. LendingTree had 61 lenders providing home equity loans.

         >> Automobile Loans. LendingTree had 14 lenders providing automobile loans.

         >>       Credit Cards. LendingTree had 12 credit card issuers.

         >> Personal Loans. LendingTree had 9 lenders providing personal loans.


         In addition to our loan marketplace products, LendingTree offers other services to our consumers:

         >> Real Estate Referrals. In addition to helping consumers secure a mortgage loan, LendingTree can refer purchase mortgage customers to real estate agents in nearly all 50 states. As of December 31, 2000, we had relationships with approximately 625 real estate brokerages and over 7,000 real estate agents trained to support referrals supplied by LendingTree.

         >> Other Products and Services. LendingTree also has other marketing arrangements with a variety of providers that offer home ownership and maintenance related products and services.


         For the year ended December 31, 2000, 89% of the Company's revenue was earned from transactions on its lender network, compared to 60% in 1999 and 67% in 1998.


         No individual sources of Network revenue exceeded 10% of the Company's total revenue or network segment revenue for the years ended December 31, 2000 and 1999. For the year ended December 31, 1998, four lenders comprised 27%, 13%, 12% and 11% of the Company's total revenue.


Technology


         The Company also has over 30 Lend-X technology customers, that are lenders or other businesses that have created a single or multi-lender loan marketplace using Lend-X on a private-label or co-branded basis and leveraging their own lender relationships or those that LendingTree has established. The Company performs certain limited brokerage services for some of its Lend-X technology customers. In these transactions, the Company typically receives a traditional basis point fee from the lender when the loan closes.


         Revenue from sales of Lend-X technology represented $.1 million, (or 33% of total revenue), $.9 million (or 12% of total revenue) and $3.3 million (or 11% of total revenue)in 1998, 1999 and 2000, respectively.

         In 2000, a single customer accounted for 71% of the Lend-X technology segment revenue and 7.7% of the Company's total revenue. For the year ended December 31, 1999, two customers accounted for 49% and 45% of the Company's Lend-X technology revenue, respectively. In 1998, one customer accounted for 83% of the Company's Lend-X technology revenue.

          Reference is made to the Company's financial statements, included in
Item 14 herein, for further disclosures about the Company's business segments

GEOGRAPHIC INFORMATION

         All of the Company's revenue is generated from transactions originating in the United States. All of the Company's fixed assets are located in the United States, principally in Charlotte, North Carolina at the Company's headquarters.

COMPETITION

         Online Marketplace Competition

         We believe that the primary competitive factors in the online financial services market are:

         >>       Pricing and breadth of product offering;

         >>       Time of market entry;

         >>       Brand awareness;

         >> Variety, quantity, and quality of partners and online relationships;

         >>       Proprietary and scalable technology infrastructure;

         >>       Ease of use and convenience; and

         >> Strength of relationships and depth of technology integration with consumers.

         Our success depends upon capturing and maintaining a significant share of consumers who obtain loans through the Internet. In order to do this, we must continue to build on our first mover advantage, continue to increase brand awareness among consumers and lenders, expand our network of lenders, establish additional Lend-X relationships, and continually upgrade our technology. Many of our current competitors, however, have longer operating histories, larger customer bases, and significantly greater financial, technical, and marketing resources than we do. In addition, participants in other areas of the financial services industry may enter the consumer loan marketplace.


         Competition for Lend-X generally falls into several categories:

         >> Traditional software companies and custom website development companies (e.g. American Management Systems, Alltel, Cybertek, CMSI, iXL, etc.). Traditional software companies and custom website development companies generally develop large-scale custom websites for financial institutions. These companies are clearly a competitive threat to LendingTree because of the in-depth relationships that these companies have in place. The benefit of these companies' offerings is that they are customized and developed specifically for a single institution. The challenges for these offerings compared to Lend-X is that they require substantially longer lead times, cost significantly more, do not have multi-lender linkage capability, and must be updated and changed as technologies advance.


         >> Multi-lender and Single-Lender Websites (e.g. Microsoft Home Advisor Technologies, E-Loan, MortgageIT, etc.). Several companies operate both a consumer-branded website and private-label technologies for portals and other points of origination. Companies like E-Loan and MortgageIT also process, close, and fund the mortgage loan. Microsoft Home Advisor Technologies ("Microsoft") is probably the closest competitor to LendingTree in the mortgage arena because it is not a lender and is also seeking to sell its software. The benefits of single-lender models are that they can provide a branded offering quickly and sometimes cost-effectively. The benefit of the Microsoft model is that it has a proven ability to build software and distribute it widely. The challenge for single-lender models is that because they are a lender, it is difficult to sell the product to companies that are also lenders due to the fact that they are competitors. The challenges for Microsoft is that its technology is extremely costly and requires a long time to implement. The challenge for most of these companies is that they are predominantly mortgage-focused.

         >> Emerging Internet Software Development Companies (e.g. Expede, Framework, S-1, Digital Insight, Corrillion). Other companies are currently developing and marketing software to the financial services industry. These companies generally are focused at the front-end as Customer Relationship Management
                  (CRM) software providers or at the back-end as loan processing systems. Other companies are focused on other banking-related applications like bill payment and online banking. As these companies develop their existing products and as functionality is added to Lend-X, competition among these companies could emerge. LendingTree is combating this threat by making some of these companies our business partners and getting them to adopt the Lend-X technology for their user base. We have entered into reseller arrangements with S-1, Financial Fusion, and HomeAccount network and several other arrangements are in various stages of development.


EMPLOYEES AND RECRUITMENT

         As of December 31, 2000, we had approximately 230 full-time employees. Of these, 56 were in lender and borrower relations, 47 were in sales, marketing, and business development, 87 were in technology and project management, 24 were in financial and legal, and the remainder were in human resources and administrative positions. None of our employees is represented under collective bargaining agreements. We consider our relations with our employees to be good.

COPYRIGHTS, TRADEMARKS, PATENTS AND LICENSES

         The Company regards its intellectual property as critical to its success. The Company relies on a combination of trademark and copyright law, and trade secret protection to protect our proprietary rights. The Company pursues the protection of our intellectual property in part through trademark and copyright registration. The Company has registered "LendingTree" as a trademark in the United States and has applied for trademark registration in the United States for "Lend-X." In addition, in connection with the HomeSpace transaction, the Company was assigned applications for registration of marks for "HomeSpace" and other pending trademark registrations associated with HomeSpace, Inc. The Company considers the protection of our trademarks to be important for maintenance of our brand identity and reputation. The Company has applied for an U.S. patent and filed a Patent Cooperation Treaty international patent application on our Lend-X technology and our online loan market process. In addition, in connection with the HomeSpace transaction, the Company acquired a patent application from HomeSpace.

         A substantial portion of our intellectual property is licensed to third parties. The Company licenses the right to use Lend-X to well-known regional and national lenders, other online companies that create single and multi-lender online marketplaces, and other websites providing lending services. In addition, a portion of the intellectual property used in our business is based on licenses granted to us by third parties. The Company depends on the third party owners from whom the Company licenses intellectual property and technology to protect those rights.

ITEM 2.  PROPERTIES

         Our principal executive offices are currently located in approximately 38,000 square feet of office space in Charlotte, North Carolina under a lease that expires in 2010.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been named as one of a number of defendants in a putative class action lawsuit originally filed on September 7, 2000 in California Superior Court in Contra Costa, California. The lawsuit was removed to federal court on October 13, 2000, and is now captioned Thomas E. Ainsworth, et als. v. Ohio Savings Bank, et als., Case No. C-00-3786, (N.D. Cal.). The other defendants named in the action are Ohio Savings Bank, Costco Wholesale Corp., Costco Financial Services Inc., First American Title Insurance Company and First American Lenders Advantage. The complaint alleges various claims under California law arising from a loan that plaintiffs obtained through HomeSpace Services, Inc. ("HomeSpace") and Ohio Savings Bank in February 1999. In particular, the complaint raises claims regarding the legality of certain compensation paid to HomeSpace. The complaint seeks damages in the amount of $10 million, plus unenumerated punitive damages. Although the Company was not a party to plaintiffs' loan transaction, the lawsuit alleges that the Company is liable as a result of its acquisition of certain assets of HomeSpace on August 2, 2000. The Company filed its answer to the complaint on November 8, 2000, denying all liability. The Company believes that it has strong defenses against both liability and class certification. It has retained counsel and intends to defend vigorously against the claims. Although there can be no assurances, the Company does not believe that the outcome of any proceeding will have a material effect on its financial condition, cash flows or the results of operations.

         The Company recently was the subject of a routine examination conducted by the New York State Banking Department ("NYSBD"). At the close of the examination, during the exit interview, NYSBD examiners raised an issue orally as to whether the Company is obligated to make certain mortgage broker disclosures to consumers under New York state law. As of this date, NYSBD has not instituted any investigation or enforcement action. The Company could face a possible administrative fine and/or penalty. The Company believes that the NYSBD regulation which triggers the disclosures in question is not applicable to it. The Company intends to work with the NYSBD to clarify the application of its regulations to the Company's activities, and, if necessary, to contest any fine or penalty. Although there can be no assurances, the Company does not believe that the outcome of any proceeding will have a material effect on its financial condition, cash flows or the results of its operations.

         The Company is involved in other litigation from time to time that is routine in nature and incidental to the conduct of its business. The Company believes that the outcome of any such litigation would not have a material adverse effect on its financial condition, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS' MATTERS

MARKET FOR COMMON STOCK

         The Company's common stock is traded on the NASDAQ National Market System under the symbol TREE. The following table sets forth the high and low sale prices for the common stock for the periods indicated as reported by NASDAQ. Such prices represent prices between dealers without adjustment for retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.


                                                Price Ranges
                                                ------------
                                            High              Low
                                            ----              ---
           YEAR ENDED
           DECEMBER 31, 2000
           -----------------
             Fourth Quarter                $ 5.25            $ 1.78
             Third Quarter                 $ 9.56            $ 4.22
             Second Quarter                $14.88            $ 4.75
             First Quarter (beginning
             February 15, 2000)            $21.00            $10.75



HOLDERS OF RECORD

         As of March 15, 2001, there were approximately 150 holders of record of the Company's common stock. Because many of such shares are held by brokers and other institutions, the Company is not able to estimate the total number of stockholders represented by these record holders.

DIVIDENDS

         The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

         The following table sets forth selected financial and operating data for our business. You should read the information together with our financial statements and the accompanying notes included in this Form 10-K and the information under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data for the years ended December 31, 1998, 1999 and 2000, and the balance sheet data as of December 31, 1999 and 2000, are derived from, and are qualified by reference to, our financial statements which have been audited by PricewaterhouseCoopers LLP and are included elsewhere in this Form 10-K. The statement of operations data for the year ended December 31, 1997 and the balance sheet data as of December 31, 1997 and 1998 are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP and are not included in this Form 10-K. The statement of operations data for the period from inception through December 31, 1996 and the balance sheet data as of December 31, 1996 are unaudited. Historical results are not necessarily indicative of the results to be expected in the future.


                               LENDINGTREE, INC.
                            SELECTED FINANCIAL DATA
          (Dollars in thousands, except per share and operating data)

                                                        Period from
                                                        Inception
                                                          through
                                                        December 31,
                                                            1996       1997            1998             1999               2000
                                                        ------------  ------       -----------      ------------       ------------
Revenue:
    Network                                               $   --       $   2       $       273      $      6,112       $     27,465
    Lend-X technology                                         --          --               136               852              3,348
                                                          ------       -----       -----------      ------------       ------------
Total revenue                                                 --           2               409             6,964             30,813
                                                          ------       -----       -----------      ------------       ------------
Cost of revenue:
    Network                                                   --          --               235             2,209              7,568
    Lend-X technology                                         --          --               149               312              1,804
                                                          ------       -----       -----------      ------------       ------------
        Total cost of revenue                                 --          --               384             2,521              9,372
                                                          ------       -----       -----------      ------------       ------------
Gross profit:                                                 --           2                25             4,443             21,441
Operating expenses:
  Product development                                         --         293             1,051             1,109              2,677
  Marketing and advertising                                   --          54             2,494            18,528             56,599
  Sales, general and administrative                            4         621             2,955            10,056             28,268
                                                          ------       -----       -----------      ------------       ------------
        Total operating expenses                               4         968             6,500            29,693             87,544
                                                          ------       -----       -----------      ------------       ------------
Loss from operations                                          (4)       (966)           (6,475)          (25,250)           (66,103)
Miscellaneous expense, net                                    --          --                --                --               (145)
Loss on impaired investment                                   --          --                --                --             (1,900)
Interest income, net                                          --           3                41               505              2,145
                                                          ------       -----       -----------      ------------       ------------
Net loss                                                      (4)       (963)           (6,434)          (24,745)           (66,003)
Accretion and dividends related to preferred stock            --          --               (24)           (2,816)            (2,461)
                                                          ------       -----       -----------      ------------       ------------
Net loss attributable to common shareholders              $   (4)      $(963)      $    (6,458)     $    (27,561)      $    (68,464)
                                                          ======       =====       ===========      ============       ============
Net loss per common share - basic and diluted             $(0.02)     $(1.20)       $    (1.88)      $     (7.74)      $      (4.15)
                                                          ======      ======        ==========       ===========       ============
Weighted average shares used in basic and diluted net
 loss per common share calculation                           259         803             3,435             3,560             16,512
                                                           =====       =====       ===========      ============       ============

OPERATING DATA:
Qualification Forms transmitted:
 Number                                                       --          --            18,247           185,792            716,205
 Dollar volume (in thousands)                              $  --       $  --       $ 1,596,662      $ 16,209,918       $ 54,997,208
Loans closed:
 Number                                                       --          --               712            27,155            144,939
 Dollar volume (in thousands)                              $  --       $  --       $    25,516      $    940,707       $  4,640,783

BALANCE SHEET DATA:
Cash, cash equivalents, short term investments             $  --       $ 402       $     3,085      $     29,472       $     12,716
Working capital                                            $  (1)      $ 333       $     2,666      $     26,474       $      7,937
Total assets                                               $  --       $ 424       $     3,687      $     33,767       $     37,957
Total liabilities                                          $   1       $  71       $       751      $      6,030       $     14,261
Total shareholders' equity                                 $  (1)      $ 353       $    (1,695)     $     27,737       $     23,696

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW:

         LendingTree, Inc. (the "Company" or "LendingTree") was incorporated in the state of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998. In August 2000, the Company acquired certain assets (principally a nationwide network of real estate agents) and assumed certain liabilities of HomeSpace Services, Inc.


         LendingTree offers an Internet-based loan marketplace for consumers and lenders. The Company attracts consumer demand to the marketplace through its proprietary website www.lendingtree.com as well as through private-label and co-branded marketplaces enabled by its technology platform, Lend-X(SM). In addition, through its website the Company provides access to other services related to owning, maintaining or buying and selling a home, including a network of real estate brokers.


         Consumers begin the LendingTree process by completing a simple on-line credit request (referred to as a "qualification form"). Data from the qualification form along with a credit score calculated from credit reports retrieved by a credit scoring firm is compared to the underwriting criteria of more than 100 participating lenders in the Company's lender network. Consumers can receive multiple loan offers in response to a single credit request and then compare, review, and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a substantially lower cost of acquisition than traditional marketing channels. The Company's marketplace encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards, and personal loans.


         The Company is not a lender. Rather, it is a loan marketplace that seeks to drive efficiency and cost savings in the consumer credit markets for both consumers and lenders. The Company earns revenue from lenders that pay fees for every qualification form that meets their underwriting criteria and is transmitted to them ("transmission fees") and for loans that they close ("closed-loan fees"). The Company's website is powered by its loan marketplace technology platform, Lend-X.

         The Company also licenses and/or hosts its Lend-X technology for use by other businesses, enabling them to create their own customized co-branded or private-label lending exchanges. Through these Lend-X partnerships, the Company can earn revenue both from technology fees related to customization, licensing and hosting the third party exchange, as well as fees from network sources (transmission fees and closed-loan fees).

2000 COMPARED TO 1999

REVENUE

         Total revenue was approximately $30.8 million in 2000, an increase of $23.8 million from $7.0 million in 1999.

Network
         The Company's network revenue was approximately $27.5 million, or 89% of total revenue for 2000, compared with $6.1 million, or 88% of total revenue for 1999. This dollar growth reflects a substantial increase in volume of qualification forms the Company transmitted to its lenders and a significant increase in the amount of revenue earned from closed-loan fees. The Company attributes the increase in transmission volume (from approximately 186,000 discrete transmitted qualification forms in 1999 to approximately 716,000 in
2000) primarily to its extensive advertising campaign in 2000. Although advertising expense was reduced in the second half of 2000 (compared to the first half of 2000), the Company attributes increased brand awareness and a significant increase in website traffic year-over-year to the effectiveness of the increased advertising spending. The increase in closed-loan fees reflects not only the increased transmission volume, but also to an increase in the number and variety of lenders on the Company's network. Added lenders create additional opportunities for consumer's credit requests to be transmitted for evaluation and/or closure by a lender, thereby creating revenue for the Company. Closed loans increased from 27,000 in 1999 to approximately 145,000 in 2000.

         Additional network revenue is derived from credit requests that are received through private-label or co-branded websites of other businesses ("Lend-X partners") that are enabled by the Company's Lend-X technology. If these qualification forms are successfully transmitted to and/or fulfilled by one of the Company's network lenders, the Company earns transmission fees and closed-loan fees, if applicable, from that lender. For 2000, the Company recorded $2.3 million of Lend-X related network revenue, compared to none in 1999.

Lend-X technology
         Lend-X technology revenue totaled $3.3 million, or approximately 11% of total revenue for 2000, compared with $.9 million, or approximately 12% of total revenue for 1999. The increase in Lend-X technology revenue is principally the result of a significant new customization, implementation and licensing contract that was entered into in the second quarter of 2000. Lend-X technology revenue recognized during the 2000 under this contract reflects the Company's progress towards completion. For 2000, this single customer accounted for $2.4 million, or 71% of the total Lend-X technology revenue.

GROSS PROFIT AND COST OF REVENUE

         Gross profit of $21.4 million (70% of total revenue) for 2000 was $17.0 million higher than 1999 that had gross profit of $4.4 million (64% of total revenue). These improvements in gross margin and gross margin percentage are due to the substantial increase in network revenue, as noted above, without similar, proportionate increases in network costs of revenue.

          Total cost of revenue increased $6.9 million to $9.4 million in 2000 from $2.5 million in 1999, principally due to increases in variable network costs of revenue. The most significant portions of the Company's costs of revenue are volume-based. Costs such as credit scoring fees, consumer rebates, network hosting expenses and direct costs to Lend-X partners tend to increase as volume and revenue increase.

Network
          For 2000, variable network costs of revenue were $6.1 million or approximately $4.3 million higher than the same period in 1999. In 2000, variable network cost of revenue included $1.9 million for direct consumer promotion costs associated with consumers that requested and qualified for rebates. These promotional costs were $.2 million in the same period of 1999. During 2000, the most significant direct consumer promotion cost was associated with consumers that requested and qualified for a credit card through the network and also closed a loan through the Company's network of lenders. Other variable network costs related to credit scoring, network hosting and Lend-X partners increased $1.0 million, $1.1 million and $.5 million, respectively, due to increases in customer volume.

         Costs of revenue that are not directly volume based, principally personnel costs, increased approximately $1.0 million to $1.5 million in 2000 reflecting increased staff in the Company's implementation and customer care departments.

Lend-X technology
         Costs of revenue associated with Lend-X technology are principally employment and consultant costs related to projects to customize and/or implement Lend-X for partners as well as ongoing server costs related to hosting Lend-X for these partners. Due to the Company entering several more Lend-X technology arrangements in 2000, these types of costs were a $1.5 million higher in 2000 (at $1.8 million) compared to 1999 ($.3 million).

OPERATING EXPENSES

         Product development expense was approximately $2.7 million for 2000 and $1.1 million for the same period of 1999. The increase over the prior year is principally related to increased personnel costs. Product development costs represent costs incurred related to the ongoing efforts to enhance and maintain the functionality of the Company's Lend-X technology and its website.

         Marketing and advertising expenses increased $38.1 million to approximately $56.6 million for 2000 compared to $18.5 million for 1999. This increase is primarily due to substantially higher advertising expenses in 2000 incurred in an effort to build and maintain the Company's brand awareness and attract users to the Company's website. During 2000, the Company ran a national network and cable television advertising campaign and expanded its radio and outdoor advertising campaigns to significantly more markets than it did during 1999. The Company currently anticipates that marketing and advertising will continue to be its most significant expense, as it will continue to run promotional campaigns and maintain awareness for both its LendingTree and Lend-X brands.

         Sales, general and administrative expenses increased to $28.3 million for 2000 from $10.1 million in 1999, an increase of $18.2 million. Approximately $9.1 million of this increase is due to higher employee-compensation related costs due to significant growth in the business. Another $1.6 million of the increase relates to employee related costs such as travel, relocation and recruiting fees. Professional and consulting fees increased $1.6 million from 1999 to 2000 reflecting increased professional development; technology consulting costs; public relations and increased professional fees related to regulatory and intellectual property matters. The Company also incurred $1.2 million in higher facilities, telephone, utilities related expenses due primarily to a larger facility and employee growth in 2000. The amortization of the excess purchase price related to the HomeSpace acquisition contributed $2.1 million of the increase. Bad debt expense increased $.8 million from 1999. Depreciation expenses increased $.8 million from 1999 to 2000 reflecting new equipment and software purchased in 2000. The Company does not expect sales, general and administrative spending to continue to grow at these rates in the foreseeable future.

         Included in the Company's operating expenses for 2000 is amortization of deferred non-cash compensation charges of $2.3 million. As of December 31, 2000, the Company's balance sheet reflected deferred non-cash compensation charges of $3.1 million related to certain stock option and warrant grants that were considered compensatory. The deferred charge related to stock options ($3.0 million) is being amortized over the four-year vesting period associated with the related options, ending principally in the third quarter of 2003 and the first quarter of 2004. The deferred charge related to warrants ($.1 million) is being amortized through January 2001, corresponding to the initial term of the underlying service agreement.

LOSS ON IMPAIRED INVESTMENT

         In February 2000, the Company made a $2.5 million equity investment in a company providing mortgage marketplace services over the internet. The Company's minority investment represents approximately 8.3% of the outstanding equity of that business and accordingly, it is accounted for using the cost method of accounting. In December 2000, management determined that the carrying value of this investment was impaired as a result of a series of historical and forecasted operating losses and the prospect that the investment might be unable to fund its operations in the future. As a result of this impairment, management wrote the investment down to its estimated fair value of $.6 million, recording $1.9 million as a non-operating loss on impaired investment.


INTEREST INCOME

         Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income increased to $2.1 million in 2000 from $.5 million in 1999. This increase was primarily due to higher average cash, short-term investment and restricted investment balances in 2000 as a result of the net proceeds from the Company's initial public offering in February 2000 and the net proceeds from a private offering of preferred stock in September 1999.


1999 COMPARED TO 1998

REVENUE

         Total revenue amounted to $7.0 million in 1999, an increase of $6.6 million from $0.4 million in 1998.

Network
          Network revenue accounted for $6.1 million, or 88% of total revenue for 1999, compared with 67% for 1998. Network revenue in 1999 increased by $5.8 million from $0.3 million in 1998 primarily due to higher Qualification Form and closed loan volume. Transmitted Qualification Form volume increased over nine times from approximately 18,000 to approximately 186,000 during this period while the number of loans closed increased nearly forty times from about 700 to over 27,000.

Lend-X technology
         Lend-X technology revenue accounted for $0.9 million, or 12% of total revenue for 1999, compared with $0.1 million for 1998. The increase in Lend-X and other technology revenue resulted primarily from the sale of more Lend-X licenses.

COST OF REVENUE

         Cost of network revenue increased to $2.2 million for 1999 up from $0.2 million for 1998. This increase in cost was due to volume-related expenses such as credit scoring and network hardware expense and from an increase in employment in the borrower relations department. The Company's gross margin increased to 64% from 6% for 1999 and 1998, respectively.

         Lend-X Technology. Cost of Lend-X increased to $0.3 million for 1999 from $0.1 million for 1998. This increase is primarily due to greater direct hours incurred for Lend-X projects.

OPERATING EXPENSES

         Product development expense was $1.1 million for 1999 and 1998.

         Marketing and advertising expense increased to $18.5 million for 1999 from $2.5 million for 1998, an increase of $16.0 million. The increase is primarily due to higher advertising expenses in order to build brand awareness and increase volume to our marketplace.

          Sales, general and administrative expense increased to $10.1 million for 1999, an increase of $7.1 million from 1998. The increase is primarily due to higher employee-related costs such as compensation, recruiting and relocation expenses, rent for a larger facility, and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

         During 2000, the Company required $59.2 million of cash to fund operations; such amounts were expended primarily for advertising, expansion of the infrastructure and support personnel, and working capital needs. Since inception, the Company has incurred significant losses and had an accumulated deficit of $98.1 million as of December 31, 2000. These uses of cash, losses and accumulated deficit have resulted from the significant costs incurred for advertising and marketing efforts to build and maintain brand awareness. Additionally, significant costs have been incurred for employment expenses related to the establishing relationships with lenders, real estate brokers and other business partners and the development of Lend-X as well as for other general corporate purposes. Because the Company plans to continue to invest in these items, the Company anticipates that it will continue to incur losses and experience negative cash flow from operations throughout 2001. As of December 31, 2000, the Company had approximately $12.7 million in cash, cash equivalents and short-term investments. Of this amount, $5.1 million was restricted under an escrow arrangement with the Company's advertising agency.

         As more fully described in the Company's notes to its financial statements included herein, subsequent to 2000, the Company signed definitive documents for the following financing transactions:

         >> The sale of 3.8 million Series A 8% Convertible Preferred shares of stock for $ 13.4 million (excluding 200,000 shares sold to the Company's Chief Executive Officer, funded by a loan from the Company for $700,000 and excluding approximately
                  2.9 million shares of Series A Convertible Preferred issued to

                  Capital Z in exchange for the Equity Rights Certificate issued to them on September 29, 2000, for which the Company received $10 million).

         >> A two year, $5 million secured revolving line of credit with the Union Labor Life Insurance Company ("ULLICO"). Amounts outstanding under the ULLICO line of credit bear interest at a rate of 6% payable in cash and an additional amount payable in warrants ("Interest Warrants") as more fully described in the notes to the Company's financial statements. ULLICO.

         >> A 24-month facility to provide a $2.5 million revolving loan with the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Amounts outstanding under the Freddie Mac facility bear interest at a rate of 10% payable in cash and an additional amount payable in warrants ("Interest Warrants") as more fully described in the notes to the Company's financial statements.

         >> A $24 million equity line whereby the Company may, at its discretion sell shares of its common stock to an investor from time-to-time subject to maximum sale limitations in any one monthly period, for up to a total of $24 million over 24 months. With respect to the shares to be sold under this arrangement, in addition to other requirements, the Company must file a registration statement and have it declared effective by the Securities and Exchange Commission "SEC" before it can sell such shares to the investor in this arrangement.

         While the number of Interest Warrants to be issued under the $5 million revolving line of credit and the $2.5 million revolving loan will be determined as described in the notes to the Company's financial statements, the actual amount of interest expense will be based on the fair value of these securities on the date that they are issued. Accordingly, for every Interest Warrant issued, each dollar that the price of the Company's common stock on each warrant issuance date exceeds $3.99 will increase the actual interest expense recorded by the Company by approximately one dollar.

         Management believes that the existing cash and cash equivalents, the proceeds from the Series A Preferred Stock sales noted above, the availability of the revolving credit facilities noted above and cash generated from operations will be sufficient to fund the Company's operating and capital needs through 2001.

         Although the Company has historically experienced significant revenue growth and plans to reduce negative cash flows from operations, the operating results for future periods are subject to numerous uncertainties. There can be no assurance that revenue growth will continue or that the Company will be able to achieve or sustain profitability. Hence, the Company's liquidity could be significantly affected. However, if revenue does not grow as anticipated or if the Company is unable to successfully raise sufficient additional funds through the $24 million equity line referred to above, or in another manner, management would reduce discretionary operating expenditures, including advertising and marketing and certain administrative and overhead costs. The Company believes that available cash will be sufficient to fund its operations and capital expenditures through 2001, after which management believes the Company will become cash flow positive. Failure to generate sufficient revenue or to reduce costs as necessary could have a material adverse effect on the Company's ability to continue as a going concern and achieve its business objectives.

         Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to the Company. If additional funds are raised through the issuance of equity securities, the Company's shareholders may experience significant dilution.

         For the first two months of 2001, the Company's operating results have been substantially better than the comparable period in 2000 and better than the Company's internal budgets. Management believes the Company's operating results for 2001 will significantly improve over 2000 as a result of the following factors:

         >> Continued improvements in the level of costs necessary to attract consumers to the Company's services. Specifically, the Company plans to capitalize on the high-level of brand awareness it has achieved among consumers and has developed its marketing and advertising strategy to utilize a mix of both offline and online mediums proven to be most efficient for our marketplace model. This strategy will significantly reduce the average amount expended per revenue generating consumer. During the first half of 2000, the Company's advertising spending was directed towards building brand awareness and included broad national television and radio campaigns. During 2001, with a high-level of brand awareness established, the Company is positioned to spend advertising dollars more efficiently through the use of cable television, network and spot radio. The Company's use of 15 second advertising spots (in place of certain 30 second spots) has also demonstrated improved efficiencies.
         >> The Company believes that increased demand for its services experienced during the first two months of 2001 (resulting, in part, from reductions in interest rates) will continue for several additional months into 2001.
         >> The Company also believes that is has the current infrastructure and staff to support the forecasted growth for 2001.
         >> During the first two months of 2001 the Company has experienced increased revenue over the same period in 2000 and anticipates that it will see improvements in the rates which it is able to transmit qualification forms to lenders due to additional lenders joining the Company's network during 2000 and 2001. Additional lenders on the network provide more coverage for different types of consumer credit needs. Added lenders create additional opportunities for consumer's credit requests to be transmitted for evaluation by a lender, thereby creating revenue for the Company.
         >> Additional revenue from Lend-X technology sales through relationships with key companies in the mortgage industry, including the Federal Home Loan Mortgage Corporation and Bank of America, which are recent Lend-X customers.
         >> Improved realization of revenue from the now fully integrated real estate services product. In late 2000, the Company began offering consumers that complete a qualification form on its website the opportunity to obtain a real estate agent from a national network of real estate agents. Additionally, in early 2001, the Company has begun to advertise its real estate services with two affinity membership clubs.

         Substantially all of the Company's assets are pledged under the above revolving credit arrangements and existing capital lease obligations. A covenant in one of the Company's capital lease agreement's requires that the Company maintain a cash balance of not less than $5 million throughout the term of the lease. If the Company's cash balance falls below $5 million at the end of a period, the Company will be required to collateralize the balance of the lease with cash.

         On September 29, 2000 the Company received $10 million from Capital Z, its largest investor in exchange for an Equity Rights Certificate, initially exercisable for 1,253,918 million shares of the Company's common stock. This transaction is more fully described in the Notes to the Financial Statements, incorporated by reference herein. In connection with the Series A 8% Convertible Preferred Stock sale described above, Capital Z exercised the Equity Rights Certificate for 2.86 million shares of the Company's Series A 8% Convertible Preferred Stock.

          On February 15, 2000, the Company completed the sale of 4,197,500 shares of its common stock at an initial public offering price of $12.00 per share, raising approximately $44.8 million net of offering costs, underwriting discounts and commissions.

         Prior to its initial public offering, the Company had financed its operations primarily through private placements of securities, raising over $74 million, net of offering costs.

         Restricted cash at December 31, 2000 of $5.1 million includes investments that are maintained in an escrow account. This escrow account was established by the Company and its advertising agency to maintain funds set aside by the Company for non-cancelable and approved expenditures and services of the advertising agency. Disbursements from the escrow account can only be made for advertising expenditures the Company has approved in advance.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         In addition to the other information in this Form 10-K, the following factors should be considered in evaluating the Company.

         THE COMPANY'S LIMITED OPERATING HISTORY MAKES THE COMPANY'S BUSINESS AND PROSPECTS DIFFICULT TO EVALUATE.

         The Company has a limited operating history. The Company was formed in 1996 and began serving consumers across the United States in July 1998. There is no significant historical basis to assess how the Company will respond to competitive, economic or technological challenges. The Company's business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies like LendingTree, Inc. which operate in new and rapidly developing online marketplaces. The Company's failure to address these risks and uncertainties could materially impact the Company's results of operations and financial condition.

         THE COMPANY HAS A HISTORY OF LOSSES AND EXPECTS LOSSES IN THE FUTURE.

         The Company has never been profitable. The Company incurred losses from operations of approximately $66.1 million in 2000. As of December 31, 2000, the Company had an accumulated net deficit of approximately $98.1 million.

         The Company anticipates that its future expense levels will continue to exceed future revenue based on the Company's operating plans for 2001 The Company may find it necessary to accelerate expenditures relating to the Company's sales and marketing efforts or otherwise increase the Company's financial commitment to creating and maintaining brand awareness among consumers and lenders. If the Company's revenue grows at a slower rate than the Company anticipates, or if the Company's spending levels exceed the Company's expectations or cannot be adjusted to reflect slower revenue growth, the Company may not achieve or sustain profitability.


         THE COMPANY'S BUSINESS MODEL IS UNPROVEN AND COULD FAIL.

         The Company's business model and profit potential are unproven and no assurances can be made that it will be able to become profitable. To achieve profitability in the Company's marketplace segment the Company's revenue per consumer must exceed the costs of attracting a consumer to the Company's website. To date, this has not been the case. The Company's revenue model depends heavily on revenue generated from lenders participating in the Company's network who pay the Company fees based upon their receipt of credit requests (referred to as transmission fees) and fees based upon loan closings (referred to as closed-loan fees). The Company also licenses its Lend-X technology to other companies who can create single and multi-lender online marketplaces. To become profitable, the Company must rapidly achieve broad market acceptance of our service by both lenders and consumers who have traditionally used other means to lend and borrow money. In addition, the Company must attract a sufficient number of consumers with credit profiles targeted by its lenders and the revenue per consumer must exceed the cost of attracting such consumer. It is possible that the Company's online loan marketplace model will not gain the widespread acceptance necessary to support the Company's business, in which case the Company may find it necessary to alter its business model. The Company cannot accurately predict what, if any, changes it would make to its business model in response to the uncertainties in the online lending market. These changes might include shifting all or a portion of the Company's fees to consumers or reducing fees currently charged to lenders to expand volume more quickly. Shifting fees to consumers may not be feasible, as other companies may be able to offer comparable services with no fees.

         THE COMPANY'S OPERATING RESULTS MAY BE NEGATIVELY IMPACTED BY FLUCTUATIONS IN INTEREST RATES.

         During 2000, revenue earned from mortgages, traditionally a market segment that is greatly impacted by changes in interest rates, represented approximately 38% of the Company's total revenue. While interest rates during this period were rising, the Company's business continued to show increases in website traffic, transmitted qualification forms for mortgages and revenue from closed-loan fees for mortgages in 1999. However, during future periods of rising interest rates the Company may experience a decline in consumer traffic to the Company's website and during periods of robust credit demand, typically associated with falling interest rates, lenders may have less incentive to use the Company's marketplace. Either of these events could reduce the Company's revenue and the Company cannot assess the effects of interest rates on the Company's business over a broad range of interest rate environments.


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

         In addition, the Company expects that as its business matures it will experience seasonal fluctuations in its operating results due to fluctuations in consumer credit markets during the year. For example, home buying behavior is seasonal. Typically there are a greater number of mortgage closings in the second and third quarters of a year as compared to the first and fourth quarters. Because of the Company's limited operating history, it has not been possible for the Company to assess the impact of seasonal effects on its business.

         OUR FUTURE SUCCESS IS DEPENDENT UPON INCREASED ACCEPTANCE OF THE INTERNET BY CONSUMERS AND LENDERS AS A MEDIUM FOR LENDING.

         If consumer and lender acceptance of our online marketplace does not increase, our business will not succeed and the value of your investment may be adversely affected. The online lending market is new and rapidly developing. The adoption of online lending in general, and our marketplace in particular, requires the acceptance of a new way of conducting business, exchanging information, and applying for credit by consumers as well as acceptance by lenders that have historically relied upon traditional lending methods. As a result, we cannot be sure that we will be able to compete effectively with traditional borrowing and lending methods.

         IF THE COMPANY IS UNABLE TO MAINTAIN THE COMPANY'S BRAND RECOGNITION, CONSUMER AND LENDER DEMAND FOR THE COMPANY'S SERVICE WILL BE LIMITED.

         If the Company fails to promote and maintain its brand successfully or incurs significant expenses in promoting its brand and fails to generate a corresponding increase in revenue as a result of its branding efforts, the Company's business could be materially adversely affected. The Company believes it has successfully built a recognizable brand. However, continuing to build brand awareness of the LendingTree marketplace is critical to achieving increased demand for the Company's service. Brand recognition is a key differentiating factor among providers of online lending services, and the Company believes it will be increasingly important as competition intensifies. In order to maintain the Company's brand awareness, the Company must succeed in its marketing efforts, provide high-quality service and increase the number of consumers using its marketplace. If visitors to the Company's website do not perceive the Company's existing services to be of high quality or if the Company alters or modifies its existing services, introduces new services, or enter into new business ventures that are not favorably received, the value of the Company's brand could be diluted, which could decrease the attractiveness of the Company's service to consumers and lenders.

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


         IF THE COMPANY'S PARTICIPATING LENDERS DO NOT PROVIDE COMPETITIVE LEVELS OF SERVICE TO CONSUMERS, THE COMPANY'S BRAND WILL BE HARMED AND THE COMPANY'S ABILITY TO ATTRACT CONSUMERS TO THE COMPANY'S WEBSITE MAY BE AFFECTED.

         The Company's ability to provide a high-quality borrowing experience depends in part on consumers receiving competitive levels of convenience, customer service, pricing terms and responsiveness from the Company's participating lenders. If the Company's participating lenders do not provide consumers with competitive levels of convenience, customer service, price and responsiveness the value of the Company's brand may be harmed and the number of consumers using the Company's service may decline.


         WE CANNOT ASSURE YOU THAT ANY FUTURE ACQUISITIONS WILL BE SUCCESSFUL.

               Our future results of operations may be dependent, in part, upon the ability of our management to assimilate the operations of any future acquisitions and to oversee these expanded operations. Our ability to manage any future acquisitions will depend upon a number of factors, including our capital resources, our ability to retain key employees and our ability to control operating and production costs. We cannot assure you that we will be successful in these efforts or that these efforts may not in certain circumstances adversely affect our operating results.


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

         In the past, the Company's website has experienced outages and decreased performance. In the worst such instance to date, the Company experienced a service outage for a period of approximately nine hours due to a database software failure. If similar outages occur in the future, they may severely harm the Company's reputation and the Company's ability to offer the Company's service. The Company leases computer hardware through a service provider located in Beltsville, Maryland. A full backup system is located in Cupertino, California. If both of these locations experienced a system failure, the performance of the Company's website would be harmed. These systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures, break-ins and similar events. The Company's insurance policies may not compensate us for any losses that may occur due to any failures or interruptions in the Company's systems. Any extended period of disruptions could materially adversely affect the Company's business, results of operations, cash flows and financial condition.

         FAILURE TO COMPLY WITH LAWS GOVERNING THE COMPANY'S SERVICE OR MATERIAL CHANGES IN THE REGULATORY ENVIRONMENT RELATING TO THE INTERNET COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS.


         The loan products and real estate agent referral services available through the Company's Website are subject to extensive regulation by various federal and state governmental authorities. Because of uncertainties as to the applicability of some of these laws and regulations to the Internet and, more specifically, to the Company's business, and considering its business has evolved and expanded in a relatively short period of time, the Company may not always have been, and may not always be, in compliance with applicable federal and state laws and regulations. Failure to comply with the laws and regulatory requirements of federal and state regulatory authorities may result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts without compensation, loss of exempt status, indemnification liability to lenders and others doing business with us, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. The occurrence of one or more of these events could materially affect the Company's business, results of operations and financial condition.


         Many, but not all, states require licenses to solicit or broker to residents of those states, loans secured by residential mortgages, and other consumer loans, including credit card, automobile and personal loans. The Company is not currently licensed and able to accept credit requests for all loan products in every state. The Company is not currently accepting credit requests for loan products from residents of states in which we are not licensed to provide those products. In many of the states in which the Company is licensed, it is subject to examination by regulators.


         In addition, as a result of the HomeSpace transaction, the Company is required to obtain real estate broker licenses, additional mortgage broker licenses and individual call center personnel licenses in numerous states. Failure to obtain these licenses and approvals could prevent the Company from receiving fees from the real estate agent referral and mortgage services programs it offers and may subject the Company to the types of fines, forfeitures and litigation discussed above.


         As a computer loan origination system or mortgage broker conducting business through the Internet, the Company faces an additional level of regulatory risk given that most of the laws governing lending transactions have not been substantially revised or updated to fully accommodate electronic commerce. Until these laws, rules and regulations are revised to clarify their applicability to transactions conducted through electronic commerce, any company providing loan-related services through the Internet or other means of electronic commerce will face compliance uncertainty. Federal law, for example, generally prohibits the payment or receipt of referral fees in connection with residential mortgage loan transactions. The applicability of referral fee prohibitions to the advertising, marketing, distribution and cyberspace rental arrangements used by online companies like LendingTree may have the effect of reducing the types and amounts of fees that the Company may charge or pay in connection with real estate-secured products.


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

         The parties conducting business with the Company, such as lenders and affiliated Websites, may similarly be subject to federal and state regulation. These parties act as independent contractors and not as our agents in their solicitations and transactions with consumers. Consequently, the Company cannot ensure that these entities will comply with applicable laws and regulations at all times. Failure on the part of a lender or an affiliated Website to comply with these laws or regulations could result in, among other things, claims of vicarious liability or a negative impact on the Company's reputation. The occurrence of one or more of these events could materially adversely affect the Company's business, results of operations, cash flows and financial condition.

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

         The Company may be subject to legal claims relating to information that is published or made available on its website and the other websites linked to it. The Company's service may subject us to potential liabilities or claims resulting from:

         >> lost or misdirected messages from our network lenders, consumers or vendors;

         >>       illegal or fraudulent use of e-mail; or

         >> interruptions or delays in transmission of Qualification Forms or lenders' offers.

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


         FAILURE TO PROTECT THE COMPANY'S INTELLECTUAL PROPERTY RIGHTS COULD HARM ITS BRAND-BUILDING EFFORTS AND ABILITY TO COMPETE EFFECTIVELY.

         Failure to protect the Company's intellectual property could harm its brand and reputation, devalue its content in the eyes of its customers, and adversely affect its ability to compete effectively. Further, enforcing or defending the Company's intellectual property rights, including our service marks, patent application, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property as critical to the Company's success. To protect the rights to the Company's intellectual property, it relies on a combination of patent, trademark and copyright law, trade secret protection, confidentiality agreements, and other contractual arrangements with its employees, affiliates, clients, and others. The protective steps the Company has taken may be inadequate to deter misappropriation of its proprietary information. The Company may be unable to detect the unauthorized use of, or take appropriate steps to enforce its intellectual property rights. The Company has applied for a U.S. patent and filed a Patent Cooperation Treaty international patent application on its Lend-X technology and its online loan market process. While the number of software and business method patents issued by the U.S. Patent and Trademark Office has been growing substantially in recent years, there is still a significant degree of uncertainty associated with these patents. It is possible that the Company's patent applications will be denied or granted in a very limited manner such that they offer little or no basis for us to deter competitors from employing similar technology or processes or allow the Company to defend against third party claims of patent infringement.


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

         OUR AGREEMENT WITH PAUL REVERE, WHICH PROVIDES US WITH A $24 MILLION EQUITY LINE, MAY HAVE AN ADVERSE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

         The resale by Paul Revere of the common stock that it purchases from us will increase the number of our publicly traded shares, which could depress the market price of our common stock. If we were to require Paul Revere to purchase our common stock at a time when our stock price is depressed, our existing common stockholders will experience substantial dilution. Moreover, as all the shares we sell to Paul Revere will be available for immediate resale, the mere prospect of our sales to it could depress the market price for our common stock.

         SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD REDUCE THE VALUE OF YOUR INVESTMENT.

         Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. A substantial number of our outstanding shares of common stock will become eligible for resale in the public market within one year. As of February 28, 2001, we had 18,737,441 common shares issued and outstanding. In addition, 5,126,569 stock options and 992,885 warrants were outstanding as of February 28, 2001. Moreover, we may issue additional shares in acquisitions and may grant additional stock options to our employees, officers, directors and consultants under our stock option plan. Any substantial sales of such shares, including shares to be registered for resale under the financing transactions discussed in
Item 7 or shares held by our principal investors, officers, directors, HomeSpace Services, Inc. or other affiliates, may cause our stock price to decline.


         IF OUR COMMON STOCK PRICE CONTINUES TO DROP OR IF NASDAQ DETERMINES THAT OUR AGREEMENT WITH PAUL REVERE RAISES PUBLIC INTEREST CONCERNS, WE MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET, WHICH COULD ELIMINATE THE TRADING MARKET FOR OUR COMMON STOCK.

         Our common stock is quoted on the Nasdaq National Market. In order to continue to be included in the Nasdaq National Market, a company must meet certain maintenance criteria. The maintenance criteria applicable to us requires a minimum bid price of $1.00 per share, $4,000,000 in net tangible assets and $5,000,000 market value of the public float. The public float excludes shares held directly or indirectly by any officer or director of our company. As of December 31, 2000, we had approximately $15.3 million of net tangible assets. The market value of our public float at February 28, 2001 was approximately $18.4 million and the lowest bid price of our common stock since February 15, 2000 was $1.78. However, we cannot assure you that we will continue to meet these listing criteria. The issuance by us of shares of common stock to Paul Revere, or the subsequent resale by Paul Revere of those shares, in either case at a discount to the market price, may reduce the trading price of our common stock to a level below the Nasdaq minimum bid price requirement. Failure to meet these maintenance criteria may result in the delisting of our common stock from the Nasdaq National Market. If our common stock is delisted and in order to have our common stock relisted on the Nasdaq National Market, we would be required to meet the criteria for initial listing, which are more stringent than the maintenance criteria. Accordingly, we cannot assure you that if we were delisted, we would be able to have our common stock relisted on the Nasdaq National Market.

         In addition, Nasdaq could delist our common stock if it determines that our agreement with Paul Revere raises public interest concerns. In making such a determination, Nasdaq would consider, among other things:

         >>       the business purpose of the transaction;
         >>       the amount to be raised from Paul Revere relative to our
                  existing capital structure;
         >>       the dilutive effect of the transaction on our existing
                  stockholders;
         >>       the risks undertaken by Paul Revere;
         >>       the relationship between Paul Revere and us;
         >>       whether the transaction with Paul Revere was preceded by other similar transactions; and
         >>       whether the transaction with Paul Revere is consistent with just and equitable principles of trade.

         If our common stock were delisted from the Nasdaq National Market, we would not be able to draw down any additional funds on the equity line. Finally, if our common stock is removed from listing on the Nasdaq National Market, it may become more difficult for us to raise funds through the sale of our common stock or securities convertible into our common stock.

         Sales of substantial amounts of our common stock in the public market could reduce the value of your investment.


RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 140 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). This statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". It revises the standards for accounting for securitizations and others transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not anticipate that adoption of this standard will have any material impact on its financial condition or results of operations.

         At the November 15-16, 2000 Emerging Issue Task Force ("EITF") meeting, the EITF discussed and reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives". The issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor and without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The effective date of EITF Issue 00-14 will be June 30, 2001. The Company does not anticipate that adoption of the provisions of EITF Issue 00-14 will result in any material impact to the Company's financial position or results of operations.


         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities" which was to become effective January 1, 2000 for most entities. Because of significant adoption related issues, the original standard has been amended twice: first by SFAS 137 to defer the effective date for one year (January 1, 2001), and second by FAS 138 to ease implementation difficulties. The Company adopted SFAS 133 on January 1, 2001 and does not anticipate this standard will have any material impact on its financial condition or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on the recognition, presentation, and disclosures of revenue in financial statements filed with the SEC. SAB 101, as amended by SAB 101A and SAB 101B, outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 has not had a significant impact on the Company's financial condition or results of operations.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25. This Interpretation clarifies:

         >>       the definition of employee for purposes of applying Opinion
                  25,

         >> the criteria for determining whether a plan qualifies as a non compensatory plan,

         >> the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and

         >> the accounting for an exchange of stock compensation awards in a business combination.

         This Interpretation became effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial condition or results of operations.

         In March 2000, the EITF reached a consensus on the issues in Issue 00-03, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. The Task Force determined that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. Arrangements that do not give the customer such an option are service contracts and are outside the scope of 97-2. The Company's current revenue recognition policies and practices are consistent with existing industry practice and with EITF Issue No. 00-3.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RELATED RISKS

         We currently have no floating rate indebtedness, hold no derivative instruments, and do not earn foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not have a direct effect on our financial position. However, increases in interest rates generally reduce consumer demand for real estate and other significant purchases and, therefore, could affect the volume of business transacted in our marketplace. However, the Company did grow the business in 2000 while interest rates were rising.

          Subsequent to the year ended December 31, 2000, the Company did enter into 2 revolving credit facilities (described in Note 14 to the accompanying financial statements). These revolving credit facilities require that certain portions of the interest accruing on outstanding borrowings be paid in the form of warrants for the Company's common stock ("Interest Warrants"). While the number of Interest Warrants to be issued under the $5 million revolving line of credit and $2.5 million revolving loans will be determined as described in the notes to the Company's financial statements, the actual amount of interest expense will be based on the fair value of these securities on the date that they are issued. Accordingly, for every Interest Warrant issued, each dollar that the price of the Company's common stock on each Interest Warrant issuance date exceeds $3.99 will increase the actual interest expense recorded by the Company by approximately one dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:

         The Financial Statements required to be presented under Item 8 are hereby incorporated by reference to the Financial Statements included in Item 14 of this Form 10-K.

Supplementary Data:

QUARTERLY RESULTS OF OPERATIONS

         The following table (presented in thousands, except per share amounts) sets forth a summary of our unaudited quarterly results of operations for each of the eight quarters in the two-year period ended December 31, 2000. This information has been derived from unaudited interim financial statements. In management's opinion, this unaudited information has been prepared on a basis consistent with financial statements contained elsewhere in this Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. You should read this information in conjunction with our financial statements and the accompanying notes included elsewhere in this Form 10-K Historical results for any quarter are not necessarily indicative of the results to be expected for any future period. All share and per shares amounts referred to in the table below have been adjusted to reflect the 1.27 for 1 stock split of the Company's common stock effected on February 22, 2000 upon the closing of the Company's initial public offering.

                                                                                 Quarter Ended
                                               ------------------------------------------------------------------------------------
                                               Mar. 31    Jun. 30   Sept. 30   Dec. 31     Mar. 31    Jun. 30    Sept. 30   Dec. 31
                                                1999        1999      1999       1999        2000       2000       2000      2000
                                               -------    -------   --------   -------     -------    -------    --------   -------
Revenue                                        $   637    $ 1,073    $ 2,318    $ 2,936    $ 4,483    $ 7,699    $ 9,030    $ 9,601
Gross profit                                       245        609      1,621      1,968      2,820      5,632      6,433      6,556
Net loss attributable to common shareholders    (4,263)    (4,724)    (8,266)   (10,308)   (19,691)   (18,796)   (15,031)   (14,946)
Net loss per share (basic and diluted)         $ (1.12)   $ (1.25)   $ (2.24)   $ (3.39)   $ (2.07)   $ (1.04)   $ (0.81)   $ (0.75)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Certain information required by Part III is omitted from this report because we will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the year end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information under the captions "Election of Directors" and "Stock Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information under the captions "Executive Officers, Compensation and Other Information", "Employment Agreements" and "Compensation Committee Report on Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the captions "Principal Stockholders" "Election of Directors" and "Stock Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         In connection with the sale of the Series A Preferred Stock, the Company entered into a promissory note and pledge agreement with the Company's Chief Executive Officer ("CEO") to provide him with a $700,000 loan for the purpose of his acquisition of 200,000 shares of the Series A Preferred Stock. The loan is to be repaid with two installments of $35,000 due on January 31, 2002 and 2003, respectively, and three installments of $210,000, plus interest due on January, 31, 2004, 2005 and 2006, respectively. Interest on the outstanding balance accrues at the applicable Federal Rate. To collateralize these loans, the Company and the CEO have entered into a Pledge Agreement. This note and pledge agreement amends and restates an existing notes pledge agreements that the CEO and the Company had entered into with respect to $1.7 million in loans for option exercises (see below and Note 10 to the Company's financial statements). The new Pledge Agreement covers all three loans totaling $2.4 million and under which the CEO has granted the Company a security interest in all of the CEO's shares of common and preferred stock (the "collateral"). The Company has taken possession and control of the collateral. The Pledge Agreement also specifies that while the CEO is employed with the Company, the Company's sole recourse for satisfaction of the obligations will be its rights to the collateral.

         In addition, Specialty Finance Partners (an affiliate of Capital Z, and the Company's largest shareholder ) invested $4 million for the purchase of approximately 1.1 million shares of the Series A Convertible Preferred stock and had previously invested $10 million on September 29, 2000 for an equity rights certificate, that upon closing of this transaction converted to approximately
2.9 million shares of Series A Convertible Preferred stock. In total, Capital Z and affiliates invested $14 million for 4 million shares of Series A Convertible Preferred stock. Capital Z has two seats on the Company's Board of Directors.

         In March 2001, ULLICO, (a current shareholder) and the Company entered into a two year, $5 million secured revolving line of credit. Amounts outstanding under the ULLICO line of credit will bear interest at a rate of 6% payable in cash and an additional amount payable in warrants, as more fully described in the notes to the Company's financial statements. ULLICO has one seat on the Company's Board of Directors.

         In March 2001, Richard D. Field (a director and current shareholder of the Company) signed definitive documents to acquire 200,000 shares of the Series A Convertible Preferred stock for $.7 million.

         In March, 2001, W. James Tozer (a director and current shareholder of the Company) signed definitive documents to acquire 300,000 shares of the Series A Convertible Preferred stock for $1.1 million.

         In March, 2001, Keith B. Hall (Senior Vice President and Chief Financial Officer) signed definitive documents to acquire 28,571 shares of the Series A Convertible Preferred stock for $.1 million.

         In February 2000, the Company entered into full recourse promissory notes and pledge agreements with three of the Company's executive officers to provide these officers with loans in the aggregate amount of $1.9 million for the purpose of exercising non-qualified stock options and for paying the related withholding taxes on such exercises. The loans are to be repaid to the Company, plus interest at the federal rate (as defined) in equal annual installments beginning on January 31, 2002, and through January 31, 2005. The officers have pledged to the Company a security interest in the stock issued as a result of these options being exercised. The pledged stock may not be sold by the officers without prior written consent by the Company. As noted above, the CEO's promissory notes and pledge agreements were amended and restated in connection with the Series A Convertible Preferred transactions.

         In September 1999, priceline.com acquired an equity position in the Company representing less than 2% of the Company's total outstanding shares. During 1999 and 2000, through contractual relationships with priceline.com and related entities, the Company recorded revenue of $.2 million and $.1 million, respectively. Also, under these arrangements with priceline.com and its related entities, the Company paid $.6 million and $1.1 million in 1999 and 2000, respectively. The Company also generates indirect revenue from priceline.com by sending consumer credit requests sourced from priceline.com to our network of lenders. Subsequent to December 31, 2000, priceline.com sold its equity interest in the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report


1.       Financial Statements

                  Report of Independent Accountants
                  Balance Sheets as of December 31, 1999 and 2000
                  Statements of Operations for the years ended December 31, 1998, 1999 and 2000
                  Statements of Changes in Shareholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000. Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000
                  Notes to Financial Statements

       All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the financial statements.


2.       Exhibits


(a)      Index to Exhibits

3.1*                 Amended and Restated Certificate of Incorporation.
3.2*                 Amended and Restated Bylaws.
4.1*                 Specimen Common Stock certificate.
4.2*                 Specimen Preferred Stock certificate
4.3                  Certificate of Designation, Preferences and Rights of Series A 8% Convertible Preferred Stock
                     of LendingTree, Inc.
4.4                  Registration Rights dated March 7, 2001 by and among LendingTree, Inc and the signing stockholders listed therein.
10.1                 Series A 8% Convertible Preferred Stock Purchase Agreement among LendingTree, Inc. and various investors dated
                     March 7, 2001.
10.2                 Promissory Note dated March 7, 2001 between Douglas R. Lebda and LendingTree, Inc.
10.3                 Amended and Restated Pledge Agreement dated March 7, 2001 among LendingTree, Inc., Douglas R. Lebda and Tara
                     Lebda
10.4                 Credit Agreement between LendingTree, Inc. and the Union Labor Life Insurance Company, on Behalf of its
                     Separate Account P dated March 7 2001
10.5                 Revolving Credit Facility dated March 7, 2001, between LendingTree, Inc. and the Federal Home Loan Mortgage
                     Corporation.
10.6                 Warrant to acquire 12,500 shares of LendingTree, Inc. common stock issued to the Federal Home Loan Mortgage
                     Corporation
10.7                 Common Stock Purchase Agreement dated March 6, 2001, by and between LendingTree, Inc. and Paul Revere Capital
                     Partners, Ltd.
10.8                 Separation Agreement and Full and Final Release between Virginia P. Rebata, Senior Vice President -
                     Human Resources and the Company, effective February 1, 2001

10.9*                1999 Stock Option Plan of LendingTree, Inc. dated November 20, 1999
10.10*               Amended and Restated 1999 Stock Option Plan of LendingTree, Inc.
10.11*               1998 Stock Option Plan of LendingTree, Inc. dated February 3, 1998
10.12*               1997 Stock Option Plan of CreditSource USA, Inc.(formerly known as Lewisburg Ventures, Inc. and a predecessor to LendingTree, Inc.), dated January 15, 1997.
10.13*               Management Incentive Plan
10.14*               LendingTree, Inc. Deferred Compensation Plan for Employees
10.15*               LendingTree, Inc. Non-Employee Director Deferred Compensation Plan
10.16*               Registration Rights Agreement, dated September 20, 1999
10.17*               LoanTrader.com, Inc. Series A. Preferred Stock Purchase Agreement, dated February 1, 2000.
10.18                Warrant to purchase 40,000 shares of common stock of LendingTree, Inc. issued to the Union
                     Labor Life Insurance Company, on behalf of its Separate Account P.
10.19                The Voting Agreement between the Company and the investors that are party to the Series A 8%
                     Convertible Preferred Stock Purchase Agreement each dated March 7, 2001.
10.20                Adoption Agreement for USI Consulting Group Non-Standardized 401(k) Profit Sharing Plan Trust
10.21                Amended and Restated Promissory Note for $1,200,00 dated March 7, 2001 between Douglas R. Lebda and LendingTree, Inc.
10.22                Amended and Restated Promissory Note for $500,000 dated March 7, 2001 between Douglas R. Lebda and LendingTree, Inc.
10.23                Charter of the Audit Committee of the Board of Directors of LendingTree, Inc.
23.1                 Consent of PricewaterhouseCoopers LLP
24.1                 Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on this signature page contained in Part IV of this Form 10-K.


*- Incorporated by reference to the exhibit of such information previously filed with the Company's Registration Statement on Form S-1, made effective on February 15, 2000 by the Securities and Exchange Commission. The Company will furnish any exhibit listed above that is not included here, upon written request to the Company and payment of reasonable expenses.


(b)      Reports on Form 8-K

         On October 12, 2000, the Company filed a Form 8-K report related to the acquisition of certain assets of HomeSpace Services, Inc. and the sale of an Equity Rights Certificate to Capital Z, the Company's largest investor, for $10 million.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LENDINGTREE, INC.

                                    By: /s/   DOUGLAS R. LEBDA

                                    -----------------------------------------
                                    Name: Douglas R. Lebda
                                    Title: Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Douglas R. Lebda and Keith B. Hall, and each or any of them, his true and lawful attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated and on the date below:


  DATE                     SIGNATURE                      TITLE(S)
  ----                     ---------                      --------

March 21, 2001                /s/ DOUGLAS R. LEBDA    Chief Executive Officer and
                                                      Director (principal executive officer)

---------------------------------------------------------------------
                              Douglas R. Lebda



March 21, 2001             /s/ KEITH B. HALL          Senior Vice President, Chief Financial
                                                      Officer and Treasurer

--------------------------------------------------------------------
                           Keith B. Hall



March 21, 2001             /s/ JAMES A. CARTHAUS      Director

--------------------------------------------------------------------
                           James A. Carthaus


March 21, 2001             /s/ RICHARD FIELD          Director

--------------------------------------------------------------------
                           Richard Field

March 21, 2001             /s/ ROBERT KENNEDY              Director

--------------------------------------------------------------------
                           Robert Kennedy


March 21, 2001             /s/ DANIEL CHARLES LIEBER       Director

--------------------------------------------------------------------
                           Daniel Charles Lieber



March 21, 2001             /s/ W. JAMES TOZER, Jr.         Director

--------------------------------------------------------------------
                           W. James Tozer, Jr.

                              FINANCIAL STATEMENTS

         As required under Item 8. Financial Statements and Supplementary Data, the Company's consolidated financial statements are provided in this separate section. The consolidated financial statements included in this section are as follows:


         Report of Independent Accountants
         Balance Sheets as of December 31, 1999 and 2000
         Statements of Operations for the years ended December 31, 1998, 1999 and 2000
         Statements of Changes in Shareholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000.
         Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000
         Notes to Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of LendingTree, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of LendingTree, Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

Charlotte, North Carolina
February 2, 2001, except for the information presented in Note 14 for which the date is March 20, 2001

                               LENDINGTREE, INC.
                                 BALANCE SHEETS

                                                                                     DECEMBER 31,
                                                                                 1999             2000
                                                                               --------         ---------
ASSETS                                                                              ($ in thousands)
 Current assets:
   Cash and cash equivalents                                                   $  2,419         $   2,666
   Short-term investments                                                        27,053             4,991
   Restricted short-term investments                                                 --             5,059
                                                                               --------         ---------
     Total cash and cash equivalents, short-term investments and
       restricted short-term investments                                         29,472            12,716
   Accounts receivable, net of allowance for
    doubtful accounts                                                             2,037             7,510
   Prepaid expenses and other current assets                                        995             1,010
                                                                               --------         ---------
      Total current assets                                                       32,504            21,236
 Equipment, furniture and leasehold improvements, net                               739             2,866
 Software, net                                                                      347             6,475
 Intangible assets, net                                                              --             6,204
 Other assets                                                                       177               576
 Investment in other business                                                        --               600
                                                                               --------         ---------
      Total assets                                                             $ 33,767         $  37,957
                                                                               ========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                            $  3,530         $   4,778
   Accrued expenses                                                               2,500             7,790
   Current portion capital lease obligations                                         --               732
                                                                               --------         ---------
       Total current liabilities                                                  6,030            13,300
 Deposits by subtenants                                                              --               113
 Capital lease obligations                                                           --               848
 Commitments and contingencies (Note 8)
 Shareholders' equity:
   Series A Convertible Preferred stock, $.01 par value, 8% cumulative,
    3,049,031 shares authorized, 1,754,484 shares and none issued and outstanding at December 31, 1999 and 2000,
    respectively                                                                  9,884                --
 Series B and C Convertible Preferred stock, $.01 par value, 911,450
   and 268,074 shares authorized, respectively, none issued                          --                --
 Series D Convertible Preferred stock, $.01 par value, 8%
    cumulative, 6,238,639 shares authorized; 6,238,172 shares and none issued and outstanding at December 31, 1999 and 2000,
    respectively                                                                 49,234                --
 Common stock, $.01 par value, 100,000,000 shares authorized,
    4,070,655 and 19,653,956 shares issued at December 31,
    1999 and  2000, respectively                                                     41               197
 Treasury stock (948,971 shares at December 31, 1999 and
   916,515 shares at December 31, 2000, at cost)                                 (5,978)           (5,774)
 Additional paid-in-capital                                                       9,423           132,080
 Accumulated deficit                                                            (32,146)          (98,149)
 Deferred compensation                                                           (2,767)           (3,056)
 Notes receivable from officers for option exercises                                 --            (1,603)
 Unrealized gain on available-for-sale securities                                    46                 1
                                                                               --------         ---------
      Total shareholders' equity                                                 27,737            23,696
                                                                               --------         ---------
      Total liabilities and shareholders' equity                               $ 33,767         $  37,957
                                                                               ========         =========

    The accompanying notes are an integral part of these financial statements

                                LENDINGTREE, INC.
                            STATEMENTS OF OPERATIONS

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                          1998            1999            2000
                                                                        -------          -------         -------
                                                                         ($ in thousands, except per share data)
Revenue:
         Network                                                        $   273         $  6,112         $ 27,465
         Lend-X technology                                                  136              852            3,348
                                                                        -------          -------          -------
              Total revenue                                                 409            6,964           30,813
                                                                        -------          -------          -------

Cost of revenue:
         Network                                                            235            2,209            7,568
         Lend-X technology                                                  149              312            1,804
                                                                        -------          -------          -------
              Total cost of revenue                                         384            2,521            9,372

Gross profit:
         Network                                                             38            3,903           19,897
         Lend-X technology                                                  (13)             540            1,544
                                                                        -------          -------          -------
              Total gross profit                                             25            4,443           21,441
Operating expenses:
   Product development                                                    1,051            1,109            2,677
   Marketing and advertising                                              2,494           18,528           56,599
   Sales, general and administrative                                      2,955           10,056           28,268
                                                                        -------          -------          -------
              Total operating expenses                                    6,500           29,693           87,544
                                                                        -------          -------          -------

Loss from operations                                                     (6,475)         (25,250)         (66,103)
Miscellaneous expense, net                                                   --               --             (145)
Loss on impaired investment                                                                                (1,900)
Interest income, net                                                         41              505            2,145
                                                                        -------          -------          -------
Net loss                                                                 (6,434)         (24,745)         (66,003)
                                                                        -------          -------          -------
Accretion of mandatorily redeemable preferred stock                          --             (131)              --
Dividends issued to preferred shareholders on conversion of
preferred stock warrants to common stock warrants                                           (525)
Accumulated, undeclared dividends on convertible preferred stock            (24)            (506)              --
Dividends on convertible preferred stock                                     --           (1,654)          (2,461)
                                                                        -------          -------          -------
Net loss attributable to common shareholders                            $(6,458)        $(27,561)        $(68,464)
                                                                        =======         ========         ========
Net loss per common share - basic and diluted                           $ (1.88)        $  (7.74)        $  (4.15)
                                                                        =======         ========         ========
Weighted average shares used in basic and diluted net
  loss per common share calculation                                       3,435            3,560           16,512
                                                                        =======         ========         ========

    The accompanying notes are an integral part of these financial statements

                               LENDINGTREE, INC.
            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                       Convertible Preferred
                                                              Stock                          Common Stock
                                                   ---------------------------      ------------------------------
                                                     Number of                         Number of                      Treasury
                                                      Shares           Amount           Shares            Amount        Stock
                                                   ---------------------------      -----------------------------    ------------
Balance at December 31, 1997                               --         $     --          2,654,373        $   27         $     --
Sale of common stock                                                                    1,041,401            10
Issuance of warrants in conjuction
  with sale of Series A Convertible
  Preferred stock and line of credit
Issuance of common stock in lieu
  of compensation/services offered                                                         54,398             1
Issuance of stock options
Dividends on mandatorily redeemable
  preferred stock
Net loss
                                                   ----------      -----------          ---------        ------         --------
Balance at December 31, 1998                               --               --          3,750,172            38               --
Exercise of common stock options                                                          274,419             3
Issuance of common stock in lieu
  of compensation                                                                          46,064
Sale of Series D Convertible Preferred
  stock, net                                        6,024,096           47,457
Issuance of warrants in conjuction
  with sale of Series A Convertible
  Preferred stock
Conversion of preferred stock from
  mandatorily redeemable                            1,666,667            9,378
Conversion of preferred stock warrrants
  to common stock warrants
Conversion of convertible notes into
  Series D Convertible Preferred stock                214,076            1,777
Repurchase of common stock                                                                                                (5,978)
Issuance of stock options in conjuction
  with consulting and severance agreements
Issuance of stock options to employees at
  at below fair market value
Amortization of deferred compensation
Accretion of mandatorily redeemable
  preferred stock
In-kind dividends on Series A convertible
  preferred stock                                      87,817              506
Other comprehensive income:
  Unrealized gain, available-for-sale securities
  Net loss
Total comprehensive loss
                                                   ----------      -----------         ----------        ------         --------
Balance at December 31, 1999                        7,992,656      $    59,118          4,070,655        $   41         $ (5,978)




                                                                                                             Note      Total Share-
                                                   Additional      Accum-                       Deferred  Receivables   holders'
                                                    Paid-In       mulated       Unrealized        Comp-    on Option     Equity
                                                    Capital       Deficit     Gains (losses)    ensation   Exercises   (Deficit)
                                                   ----------   -----------   --------------   ---------  -----------  ------------
Balance at December 31, 1997                       $    1,293      $ (967)       $   --         $     --     $     --    $   353
Sale of common stock                                    3,918                                                              3,928
Issuance of warrants in conjuction
  with sale of Series A Convertible
  Preferred stock and line of credit                       56                                                                 56
Issuance of common stock in lieu
  of compensation/services offered                        210                                                                211
Issuance of stock options                                 215                                                                215
Dividends on mandatorily redeemable
  preferred stock                                         (24)                                                               (24)
Net loss                                                           (6,434)                                                (6,434)
                                                   ----------   ---------        ------         --------     --------    -------
Balance at December 31, 1998                            5,668      (7,401)           --                            --     (1,695)
Exercise of common stock options                          494                                                                497
Issuance of common stock in lieu
  of compensation                                         310                                                                310
Sale of Series D Convertible Preferred
  stock, net                                                                                                              47,457
Issuance of warrants in conjuction
  with sale of Series A Convertible
  Preferred stock                                          25                                                                 25
Conversion of preferred stock from
  mandatorily redeemable                                                                                                   9,378
Conversion of preferred stock warrrants
  to common stock warrants                                303                                                                303
Conversion of convertible notes into
  Series D Convertible Preferred stock                                                                                     1,777
Repurchase of common stock                                                                                                (5,978)
Issuance of stock options in conjuction
  with consulting and severance agreements                684                                       (335)                    349
Issuance of stock options to employees at
  at below fair market value                            2,576                                     (2,576)                     --
Amortization of deferred compensation                                                                144                     144
Accretion of mandatorily redeemable
  preferred stock                                        (131)                                                              (131)
In-kind dividends on Series A convertible
  preferred stock                                        (506)                                                                --
Other comprehensive income:
  Unrealized gain, available-for-sale securities                                     46
  Net loss                                                        (24,745)
Total comprehensive loss                                                                                                 (24,699)
                                                   ----------   ---------        ------         --------     --------    -------
Balance at December 31, 1999                       $    9,423   $ (32,146)       $   46         $ (2,767)    $     --    $27,737



    The accompanying notes are an integral part of these financial statements

                                LendingTree, Inc.
       Statements of Changes in Shareholders' Equity (Deficit) - continued
                        (in thousands, except share data)


                                                         Convertible Preferred
                                                                Stock                   Common Stock
                                                       -----------------------    ------------------------               Additional
                                                       Number of                  Number of                   Treasury     Paid-In
                                                        Shares        Amount        Shares        Amount       Stock       Capital
                                                       ---------    --------      ---------    -----------   ---------    ----------
Balance at December 31, 1999                           7,992,656    $ 59,118      4,070,655    $        41   $ (5,978)     $ 9,423
Issuance of stock options to employees
  below fair market value                                                                                                    1,320
Issuance of warrants to business partner for
  services provided                                                                                                          1,279
Amortization of deferred compensation
Initial public offering of common stock                                           4,197,500             42                  44,770
In-kind dividends on Series A and D preferred
stock                                                    269,996       4,115                                                (4,115)
Conversion of Series A and D preferred
  stock to common stock                               (8,262,652)    (63,233)    10,493,503            105                  63,128
Exercise of common stock options                                                    253,221              3                   1,846

Notes receivable from officers for option exercises
Issuance of common stock in connection with
business acquisition                                                                639,077              6                   4,733
Issuance of equity rights certificate                                                                                        9,844
Reissuance of treasury shares for employee stock
purchase plan participants                                                                                        204         (148)
Other comprehensive income:
   Unrealized gain, available-for-sale securities
   Net loss
Total comprehensive loss                                      --          --             --             --         --           --
                                                       ---------    --------     ----------    -----------   ---------   ----------
Balance at December 31, 2000                                  --    $     --     19,653,956    $       197   $  (5,774)   $132,080
                                                       =========    ========     ==========    ===========   =========   ==========


                                                                                                      Note       Total Share-
                                                         Accum-                      Deferred      Receivables     holders'
                                                         ulated       Unrealized       Comp-       on Option        Equity
                                                         Deficit     Gains (losses)   ensation      Exercises     (Deficit)
                                                       ---------      -----------    --------     ------------     ---------
Balance at December 31, 1999                           $ (32,146)     $        46    $ (2,767)    $      --        $  27,737
Issuance of stock options to employees
  below fair market value                                                              (1,320)                            --
Issuance of warrants to business partner for
  services provided                                                                    (1,279)                            --
Amortization of deferred compensation                                                   2,310                          2,310
Initial public offering of common stock                                                                               44,812
In-kind dividends on Series A and D preferred
  stock                                                                                                                   --
Conversion of Series A and D preferred                                                                                    --
  stock to common stock                                                                                                   --
Exercise of common stock options                                                                                       1,849

Notes receivable from officers for option exercises                                                  (1,603)          (1,603)
Issuance of common stock in connection with
business acquisition                                                                                                   4,739
Issuance of equity rights certificate                                                                                  9,844
Reissuance of treasury shares for employee stock
purchase plan participants                                                                                                56
Other comprehensive income:                                                                                               --
   Unrealized gain, available-for-sale securities                            (45)
   Net loss                                              (66,003)
Total comprehensive loss                                      --              --           --            --          (66,048)
                                                        --------      ----------    ---------     ---------        ---------
Balance at December 31, 2000                            $(98,149)     $        1    $  (3,056)    $  (1,603)       $  23,696
                                                        ========      ==========    =========     =========        =========


    The accompanying notes are an integral part of these financial statements

                               LendingTree, Inc.
                          Statements of Cash Flows


                                                                     For the Years Ended December 31,
                                                                   -------------------------------------

                                                                     1998         1999            2000
                                                                   -------      --------      ---------
Cash flows used in operating activities:                                    ($ in thousands)
  Net loss                                                         $(6,434)     $(24,745)     $ (66,003)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                       46           249          3,232
    Loss on the impairment of investment                                                          1,900
    Loss on the disposal of fixed assets                                --            --            148
    Provision for doubtful accounts                                      8           129            945
    Common stock issued in lieu of compensation/
      services rendered                                                210           310             --
    Common stock options issued in lieu of
      compensation/services rendered                                   223           362             --
    Amortization of deferred compensation                               --           144          2,310
    Issuance of Series D Convertible Preferred
      stock in lieu of interest                                         --            27             --
    Changes in assets and liabilities:
      Accounts receivable                                             (251)       (1,911)        (6,402)
      Prepaid expenses and other current assets                        (87)         (918)           (15)
      Other assets                                                     (58)         (117)          (398)
      Accounts payable                                                 665         2,843          1,126
      Accrued expenses and long term liabilities                        15         2,436          3,963
                                                                   -------      --------      ---------
        Net cash used in operating activities                       (5,663)      (21,191)       (59,194)
                                                                   -------      --------      ---------

Cash flows from (used in) investing activities:
  Purchase of short-term investments                                    --       (27,007)      (134,207)
  Liquidation of short-term investments                                 --            --        156,221
  Purchase of restricted investments                                    --            --        (62,415)
  Liquidation of restricted investments                                 --            --         57,358
  Acquisition of certain assets of another business                     --            --         (6,200)
  Investment in another business                                        --            --         (2,500)
  Investments in software                                               (5)         (415)        (2,326)
  Purchases of equipment, furniture, leasehold improvements           (226)         (710)        (1,105)
                                                                   -------      --------      ---------
      Net cash from (used in) investing activities                    (231)      (28,132)         4,826
                                                                   -------      --------      ---------

Cash flows from financing activities:
  Proceeds from sales of common stock and
    warrants and exercise of stock options                           3,921           497            246
  Payment of capital lease obligations                                  --            --           (287)
  Repurchase of common stock                                            --        (5,978)            --
  Proceeds from issuance of convertible notes                           --         1,750             --
  Proceeds from sale of mandatorily redeemable
    Series A Convertible Preferred stock and warrants,
    net of offering costs                                            4,656         4,931             --
  Proceeds from initial public offering, net of offering costs          --            --         44,812
  Proceeds from the sale of an equity rights certificate,               --            --
     net of offering costs                                                                        9,844
  Proceeds from sale of Series D Convertible
    Preferred stock, net of offering costs                              --        47,457             --
                                                                   -------      --------      ---------
      Net cash provided by financing activities                      8,577        48,657         54,615
                                                                   -------      --------      ---------
Net increase (decrease) in cash and cash equivalents                 2,683          (666)           247
Cash and cash equivalents, beginning of period                         402         3,085          2,419
                                                                   -------      --------      ---------
Cash and cash equivalents, end of period                           $ 3,085      $  2,419      $   2,666
                                                                   =======      ========      =========

    The accompanying notes are an integral part of these financial statements

                                LENDINGTREE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 ($ PRESENTED IN TABLES HEREIN ARE IN THOUSANDS
                         ALL OTHER AMOUNTS ARE AS SHOWN)

1.  THE COMPANY

         LendingTree, Inc. (the "Company" or "LendingTree") was incorporated in the state of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998. In August 2000, the Company acquired certain assets (principally a nationwide network of real estate agents) and assumed certain liabilities of HomeSpace Services, Inc.

         LendingTree offers an Internet-based loan marketplace for consumers and lenders. The Company attracts consumer demand to the marketplace through its proprietary website www.lendingtree.com as well as through private-label and co-branded marketplaces enabled by its technology platform, Lend-XSM. In addition, through its website the Company provides access to other services related to owning, maintaining or buying and selling a home, including a network of real estate brokers.

         Consumers begin the LendingTree process by completing a simple on-line credit request (referred to as a "qualification form"). Data from the qualification form along with a credit score calculated from credit reports retrieved by the system is compared to the underwriting criteria of more than 100 participating lenders in the Company's lender network. Consumers can receive multiple loan offers in response to a single credit request and then compare, review, and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a substantially lower cost of acquisition than traditional marketing channels. The Company's marketplace encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards, and personal loans.


         The Company is not a lender. Rather, it is a loan marketplace that seeks to drive efficiency and cost savings in the consumer credit markets for both consumers and lenders. The Company earns revenue from lenders that pay fees for every qualification form that meets their underwriting criteria and is transmitted to them ("transmission fees") and for loans that they close ("closed-loan fees"). The Company's website is powered by its loan marketplace technology platform, Lend-X.

         The Company also licenses access to and/or hosts its Lend-X technology for use by other businesses, enabling them to create their own customized co-branded or private-label lending exchanges. Through these Lend-X partnerships, the Company can earn revenue both from technology fees related to customization, licensing and hosting the third party exchange, as well as from network sources (transmission fees and closed-loan fees).


2. BUSINESS CONDITIONS AND LIQUIDITY CONSIDERATIONS

         During 2000, the Company required $59.2 million of cash to fund operations; such amounts were expended primarily for advertising, expansion of the infrastructure and support personnel, and working capital needs. Since inception, the Company has incurred significant losses and had an accumulated deficit of $98.1 million as of December 31, 2000. These uses of cash, losses and accumulated deficit have resulted from the significant costs incurred for advertising and marketing efforts to build and maintain brand awareness. Additionally, significant costs have been incurred for employment expenses related to the establishing relationships with lenders, real estate brokers and other business partners and the development of Lend-X as well as for other general corporate purposes. Because the Company plans to continue to invest in these items, the Company anticipates that it will continue to incur losses and experience negative cash flow from operations throughout 2001. As of December 31, 2000, the Company had approximately $12.7 million in cash, cash equivalents and short-term investments. Of this amount, $5.1 million was restricted under an escrow arrangement with the Company's advertising agency.

         As more fully described in note 14, subsequent to 2000, the Company signed definitive documents for the following financing transactions:

>> The sale of 3.8 million Series A 8% Convertible Preferred shares of stock for $ 13.4 million (excluding 200,000 shares sold to the Company's Chief Executive Officer, funded by a loan from the Company for $700,000 and excluding approximately 2.9 million shares of Series A Convertible Preferred issued to Capital Z in exchange for the Equity Rights Certificate issued to them on September 29, 2000, for which the Company received $10 million).

>> A two year, $5 million secured revolving line of credit with the Union Labor Life Insurance Company ("ULLICO"). Amounts outstanding under the ULLICO line of credit bear interest at a rate of 6% payable in cash and an additional amount payable in warrants ("Interest Warrants") as more fully described in the note 14.

>> A 24-month facility to provide a $2.5 million revolving loan with the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Amounts outstanding under the Freddie Mac facility bear interest at a rate of 10% payable in cash and an additional amount payable in warrants ("Interest Warrants") as more fully described in the note 14.

>> A $24 million equity line whereby the Company may, at its discretion sell shares of its common stock to an investor from time-to-time subject maximum sale limitations in any one monthly period, for up to a total of $24 million. With respect to the shares to be sold under this arrangement, in addition to other requirements, the Company must file a registration statement and have it declared effective by the Securities and Exchange Commission "SEC" before it can sell such shares to the investor in this arrangement.

         While the number of Interest Warrants to be issued under the $5 million revolving line of credit and the $2.5 million revolving loan will be determined as described in the notes to the Company's financial statements, the actual amount of interest expense will be based on the fair value of these securities on the date that they are issued. Management believes that the existing cash and cash equivalents, the proceeds from the Series A Preferred Stock sales noted above, the availability of the revolving credit facilities noted above and cash generated from operations will be sufficient to fund the Company's operating and capital needs through 2001.

         Although the Company has historically experienced significant revenue growth and plans to reduce negative cash flows from operations, the operating results for future periods are subject to numerous uncertainties. There can be no assurance that revenue growth will continue or that the Company will be able to achieve or sustain profitability. Hence, the Company's liquidity could be significantly affected. However, if revenue does not grow as anticipated or if the Company is unable to successfully raise sufficient additional funds through the $24 million equity line referred to above, or in another manner, management would reduce discretionary operating expenditures, including advertising and marketing and certain administrative and overhead costs. While the Company believes that available funds will be sufficient to fund its operations and capital expenditures through 2001, after which management believes the Company will become cash flow positive, failure to generate sufficient revenue or to reduce costs as necessary could have a material adverse effect on the Company's ability to continue as a going concern and achieve its business objectives.

         Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to the Company. If additional funds are raised through the issuance of equity securities, the Company's shareholders may experience significant dilution.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

         The aggregate fair values of the Company's short-term investments (all available-for-sale investments in short-term corporate commercial paper) as of December 31, 1999 and 2000 were as follows:

                                    Unrealized            Amortized
                                    Holding               Cost
               Fair Value           Gains                 Basis                 Maturities
               ----------           ----------            ---------             ------------------
12/31/99       $  27,053            $  46                 $  27,033             Less than 6 months
               ==========           ==========            =========

                                    Unrealized            Amortized
                                    Holding               Cost
               Fair Value           Gains                 Basis                 Maturities
               ----------           ----------            ---------             ------------------
12/31/00       $  10,050            $   1                 $  10,049             Less than 6 months
               ==========           ==========            =========

         The specific identification cost basis is used to determine realized gains on the Company's available-for-sale securities. The unrealized holding gains of $46,000 and $1,000 are included as a separate component of shareholders' equity for the years ended December 31, 1999 and 2000. Investments in available-for-sale securities are carried at fair value.

RESTRICTED INVESTMENTS

         As of December 31, 2000, the Company had $5.1 million of investments held in an escrow account. This account was established by the Company and its advertising agency to maintain funds set aside by the Company for non-cancelable and approved expenditures and services of the advertising agency. Disbursements from the escrow account can only be made with signatures from both the Company and the advertising agency. The fund is used only for advertising costs the Company has approved in advance. Disbursements from the escrow account are made no sooner than one month following the invoice date for the expenditures. The Company receives all income earned on funds held in this escrow account.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash and cash equivalents, accounts payable and accounts receivable at December 31, 1999 and 2000 approximated their fair value due to the short-term nature of these items. The carrying value of the Company's short-term investments at December 31, 2000 approximated their fair values.

EQUIPMENT, FURNITURE, LEASEHOLD IMPROVEMENTS AND INTANGIBLE ASSETS

         The Company's equipment and furniture are stated at cost less accumulated depreciation and are being depreciated using the straight-line method over their estimated useful lives, which range from one to five years.

Leasehold improvements are stated at cost and are depreciated over the shorter of the lease period or the estimated useful life of the improvement. Ordinary maintenance and repair costs are expensed as incurred.

         Intangible assets consist of identifiable intangible assets and are amortized on a straight-line basis over periods ranging from 2.75 years to 3.75 years. See notes 5 and 13.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets or the business to which such assets relate. No impairments were required to be recognized during the years ended December 31, 1998, 1999 or 2000.

INCOME TAXES

         The Company accounts for income taxes using the liability method whereby deferred tax assets or liabilities are recognized for the temporary differences between financial reporting and tax bases of the Company's assets and liabilities and for tax carryforwards. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in tax law or rates. If it is "more likely than not" that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded.

REVENUE RECOGNITION

Network:

         The Company's network revenue principally represents transmission fees and closed-loan fees paid by lenders that received a transmitted credit request or closed a loan for a consumer that originated through the Company's website, www.lendingtree.com. Additionally, the Company earns revenue through a network of real estate brokers who compensate the Company for real estate transactions that generally originate from a consumer on the Company's or a partner's website. Transmission fees are recognized at the time qualification forms are transmitted, while closed-loan fees are recognized at the time the lender reports the activity to the Company, which may be up to four months after the qualification form is transmitted. Revenue earned through the Company's network of real estate brokers is recognized upon notification by the broker that a real estate transaction has closed.

         Additional network revenue is derived from credit requests that are received through private-label or co-branded websites of other businesses ("Lend-X partners") that are enabled by the Company's Lend-X technology. If these qualification forms are successfully transmitted to or fulfilled by one of the Company's network lenders, the Company earns transmission fees and/or closed-loan fees, if applicable, from that lender, which are recognized as described above. In arrangements where the Company brokers loans to a specific lender for a Lend-X partner, the Company receives a fee at the time the loan closes.

Technology:

         Lend-X technology revenue is related primarily to hosting, licensing access to and modifying the Company's proprietary software for use by lenders and other third parties.

         When the fees for implementation, consulting and other services are bundled with hosting services fees, they are unbundled using the Company's objective evidence of the fair value of the multiple elements represented by the Company's customary pricing for each element in separate transactions. If such evidence of fair value for each element of the arrangement does not exist, then, in accordance with SAB No. 101, the revenue for the entire arrangement is deferred and recognized over the longer of the term of the related contract or the expected service period.

         Revenue from implementation, customization and training services is recognized as the services are performed. Maintenance and hosting service revenues are recognized ratably over the longer of the term of the underlying agreement or the expected service period. Maintenance includes technical support and updates and upgrades to the Company's software. The Company's hosting arrangements do not permit customers to take possession of the Company's software.

         When the contractual arrangement requires the Company to provide services for significant implementation, customization or modification of the software or when the customer considers these services essential to the functionality of the software product, both the software license revenue and consulting services revenue are recognized in accordance with the provisions of Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The Company recognizes revenue from these arrangements using the percentage-of-completion method primarily based on labor hour inputs. Therefore, during the implementation period, both product license and consulting services revenue are recognized as work progresses.

         The Company recognizes revenue from sales of software licenses upon persuasive evidence of an arrangement (as provided by agreements or contracts executed by both parties), delivery of the software and determination that collection of a fixed or determinable license fee is considered probable.

         Maintenance and support revenue is recognized ratably over the period the services are provided.

         Losses, if any, are recognized when identified.

COST OF REVENUE

Network:

         The Company's network cost of revenue includes salary and benefit costs of the borrower relations and implementation groups, credit agency scoring fees, consumer promotion costs, and the costs of website hosting hardware. Network cost of revenue also includes amounts the Company pays its Lend-X partners.

Technology:

         Cost of revenue related to Lend-X technology includes direct costs of modifying the Company's proprietary software for licensing to lenders and the cost of servers related to hosting the systems for these licensees. When revenue has been deferred for hosting contracts, the Company defers the related direct costs incurred and recognizes these costs pro rata with the related revenue.

MARKETING AND ADVERTISING EXPENSES

         Marketing and advertising expenses consist primarily of costs of advertising, trade shows, fees paid to affiliates, and certain indirect costs. All costs of advertising the services and products offered by the Company are expensed as incurred. Advertising expense totaled approximately $1.8 million, $17.1 million and $50.7 million in the years ended December 31, 1998, 1999 and 2000, respectively.

SOFTWARE DEVELOPMENT COSTS

         Software development costs primarily include expenses incurred by the Company to develop its proprietary software and to enhance and upgrade its website.

         The Company accounts for the software development costs associated with software to be sold or marketed in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," which requires software development costs to be capitalized beginning when a product's technological feasibility is established and ending when a product is available for general release. For 2000, the Company capitalized development costs related to software to be sold or marketed of approximately $.1 million.

         The Company accounts for the software development costs associated with internal use software in accordance with Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance regarding when software developed or obtained for internal use should be capitalized. SOP 98-1 requires that certain costs incurred during the application development stage be capitalized, while costs incurred during the preliminary project stage and post-implementation/operation stage should be expensed as incurred.

         For 2000, the Company capitalized internal use software development costs of approximately $2.2 million, respectively, (including compensation costs, purchased software and consulting costs related to internal use software projects). Additionally, the Company has recorded capitalized software costs for its purchase of technology through an acquisition. Prior to the year ended December 31, 2000, capitalized software costs included only software purchased from third parties.

         Capitalized software development costs are amortized over the estimated life of the related application, which range from 1 to 3 years.

STOCK-BASED COMPENSATION

         The Company accounts for the effect of its stock-based compensation plans for employees under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") using the optional intrinsic value method. The intrinsic value method results in compensation cost equal to the excess of the fair value of the stock over the exercise or purchase price at the date of award. Such compensation costs are recorded over the vesting period of the respective option and presented in the statement of operations as a cost of revenue or operating expense, consistent with where the options compensation is recorded. The Company also discloses the pro forma income statement effect of its stock-based compensation plans as if the Company had adopted the fair value approach. The fair value approach results in compensation cost using an option-pricing model that takes into account the fair value at the grant date, the exercise price, the expected life of the award, the expected dividends, and the risk-free interest rate expected over the life of the award.

         The Company accounts for the effect of its stock-based compensation for non-employees under SFAS No. 123, using the fair value approach.

SIGNIFICANT CUSTOMERS AND CONCENTRATIONS

         Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash equivalents are invested in repurchase agreements on an overnight basis with high credit quality financial institutions. Short-term investments are comprised of commercial paper from a diverse group of high credit quality issuers.

         For the years ended December 31, 1999 and 2000, no lender exceeded 10% of the Company's revenue. For the year ended December 31, 1998, four lenders comprised 27%, 13%, 12%, and 11% of the Company's total revenue. All of the Company's revenues are from transactions originating in the United States.

         In 2000, one customer accounted for 71% of the Company's Lend-X technology revenue. In 1999, two customers accounted for 49% and 45% of the Company's Lend-X technology revenue. In 1998, one customer accounted for 83% of the Company's Lend-X technology revenue.

         As of December 31, 2000 one customer accounted for approximately 22% of the accounts receivable balance. At December 31, 1999 no customer exceeded 10% of the Company's accounts receivable balance. As of December 31, 1998, two lenders comprised 41% and 13% of the Company's accounts receivable balance. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of lenders comprising the Company's customer base.

NET LOSS PER COMMON SHARE

         The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS No. 128") Under the provisions of SFAS No. 128 basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted net loss available to common shareholders is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of convertible preferred stock.

         The calculation of net loss per common share for years ended December 31, 1998, 1999 and 2000 does not include .7 million, 5.2 million and 1.7 million, respectively, of weighted average potential common shares as their impact would be antidilutive.

SEGMENT REPORTING

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"). This statement establishes standards for the way companies report information about business segments in annual and interim financial statements.

         Management has organized the Company's operations into three operating segments: the LendingTree network, Lend-X Technology and Realty Services. However, for purposes of reporting, the LendingTree network and the Realty Services operating segments are aggregated into one reportable segment based on a consistent type of customer, methods used to reach the consumer and the relative small size of the Realty Services operating segment in comparison to the total business.

         The network is primarily focused on enabling consumers to receive multiple loan offers in response to a single, on-line, credit request and then compare, review and accept the offer that best suits their needs. The network is also focused on providing lenders the ability to generate new business that meets their specific underwriting criteria. Consumer's can reach the network through the Company's website, www.lendingtree.com or through a variety of private-label or co-branded websites sponsored by the Company's Lend-X partners. Once on the network, consumers can apply for a variety of loan products and in certain cases request connection with a real-estate broker.

         The Lend-X Technology segment is focused on enabling other businesses with the technology they need to create their own single or multi-branded online loan centers.

         Management regularly reviews the revenue, cost of revenue and gross margins, (which are presented on the statement of operations) for these segments. No other operating expenses or assets or liabilities of the Company are segregated or allocated into these segments for review by management. There are no inter-segment revenues.

CASH FLOW INFORMATION

         For the years ended December 31, 1998, 1999 and 2000 the Company paid interest of less than $.1 million in each year and paid no income taxes during such periods.

A supplemental schedule of non-cash financing activities follows:

                                                                                         Year Ended
                                                                                        December 31,
                                                                                        ------------
                                                                            1998            1999               2000
                                                                           ------------------------------------------
Conversion of preferred stock and accumulated
 dividends into common stock                                               $  --          $     --          $  63,233

Notes receivable issued to officers for option
 exercises                                                                    --                --              1,603

Acquisition of assets through capital leases                                                                    1,867

Accretion of mandatorily
 redeemable preferred stock                                                   --               131                 --

Dividends issued to preferred
 shareholders on conversion of
 preferred stock warrants to
 common stock warrants                                                     $  --          $    525          $      --

Dividends on convertible preferred
 stock                                                                     $  24          $    506          $   2,461

Conversion of convertible notes and
 accrued interest into Series D
 Convertible Preferred stock                                               $  --          $  1,777          $      --

Issuance of warrants in conjunction
 with Series A financing and
 convertible promissory notes                                              $  56          $     63          $      --

RECLASSIFICATIONS

         Certain reclassifications were made to the prior year financial statements to conform them to the current presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 140 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). This statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". It revises the standards for accounting for securitizations and others transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not anticipate that adoption of this standard will have any material impact on its financial condition or results of operations.

         At the November 15-16, 2000 Emerging Issue Task Force ("EITF") meeting, the EITF discussed and reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives". The issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor and without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The effective date of EITF Issue 00-14 will be April 1, 2001. The Company does not anticipate that adoption of the provisions of EITF Issue 00-14 will result in any material impact to the Company's financial position or results of operations.

         In June 1998, the FASB issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" which was to become effective January 1, 2000 for most entities. Because of significant adoption related issues, the original standard has been amended twice: first by SFAS 137 to defer the effective date for one year (January 1, 2001), and second by FAS 138 to ease implementation difficulties. The Company adopted SFAS 133 on January 1, 2001 and does not anticipate this standard will have any material impact on its financial condition or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on the recognition, presentation, and disclosures of revenue in financial statements filed with the SEC. SAB 101, as amended by SAB 101A and SAB 101B, outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB 101 did not have a significant impact on the Company's financial condition or results of operations.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25. This Interpretation clarifies:
         (a)      the definition of employee for purposes of applying Opinion
                  25,
         (b) the criteria for determining whether a plan qualifies as a non compensatory plan,
         (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
         (d) the accounting for an exchange of stock compensation awards in a business combination.

         This Interpretation became effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial condition or results of operations.

         In March 2000, the EITF reached a consensus on the issues in Issue 00-03, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. The Task Force determined that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. Arrangements that do not give the customer such an option are service contracts and are outside the scope of 97-2. The Company's current revenue recognition policies and practices are consistent with existing industry practice and with EITF Issue No. 00-3.

4. ACCOUNTS RECEIVABLE

Trade accounts receivable consists of the following at December 31:

                                                                                           December 31,
                                                                                           ------------
                                                                                     1999              2000
                                                                                   --------           --------
Accounts receivable                                                                $  2,155           $  8,159
Less: allowance for doubtful accounts                                                  (118)              (649)
                                                                                   --------           --------
                                                                                   $  2,037           $  7,510
                                                                                   ========           ========

         The provision for doubtful accounts, in dollars and as a percentage of sales, was $8,000 (2%), $129,000 (1.9%) and $945,000 (3.1%) for the years ended
December 31, 1998, 1999 and 2000, respectively. Write-offs of accounts receivable, in dollars and as a percentage of sales, were $0 (0%), $18,000 (0.3%) and $414,000 (1.3%) for the years ended December 31, 1998, 1999 and 2000, respectively.

5. NON-CURRENT ASSETS

         The Company's non-current assets consist principally of the following:

                                                                                                        December 31,
                                                                          Expected Life                 ------------
                                                                             (Years)               1999               2000
                                                                          -------------          -------           ---------
EQUIPMENT, FURNITURE AND
LEASEHOLD IMPROVEMENTS
  Computer hardware                                                           2 to 3             $   545           $   1,834
  Office furniture and equipment                                              3 to 5                 381               1,801
  Leasehold improvements                                                  Life of lease               --                  37
                                                                                                 -------           ---------
                                                                                                     926               3,672
  Accumulated depreciation                                                                          (187)               (806)
                                                                                                 -------           ---------
  Net                                                                                            $   739           $   2,866
                                                                                                 =======           =========

SOFTWARE
  Computer systems software                                                   1 to 3             $   420           $   7,168
  Work in progress                                                                                    --                 794
                                                                                                 -------           ---------
                                                                                                     420               7,962
  Accumulated amortization                                                                           (73)             (1,487)
                                                                                                 -------           ---------
  Net                                                                                            $   347           $   6,475
                                                                                                 =======           =========

INTANGIBLE ASSETS
   Realtor network                                                              3                $    --           $   6,644
   Affinity program partner contracts                                     2.75 to 3.75                --                 559
                                                                                                 -------           ---------
                                                                                                      --               7,203
   Accumulated amortization                                                                                             (999)
                                                                                                 -------           ---------
   Net                                                                                           $    --           $   6,204
                                                                                                 =======           =========

         Depreciation expense for equipment, furniture and leasehold improvements for the years ended December 31, 1998, 1999 and 2000 was approximately $.1 million, $.2 million and $0.7 million, respectively.

         Amortization expense for software for the years ended December 31, 1998, 1999 and 2000 was negligible, $.1 million and $1.5 million, respectively.

         Amortization expense for intangible assets for the year ended December 31, 2000 was $1 million.

6. ACCRUED EXPENSES

         Accrued expenses are comprised of the following:

                                                                                            December 31,
                                                                                            ------------
                                                                                       1999              2000
                                                                                     --------          --------
Professional services and other fees                                                 $    706          $    516
Advertising                                                                               460               744
Lease Termination Charge                                                                  454               176
Incentive and other compensation                                                          385             3,638
Deferred revenues                                                                         209             1,601
Consumer promotional costs                                                                 --               769
Other                                                                                     286               346
                                                                                     --------          --------
  Total Accrued Expenses                                                             $  2,500          $  7,790
                                                                                     ========          ========

7. SHAREHOLDERS' EQUITY

EQUITY RIGHTS CERTIFICATE

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

         The Equity Rights Certificate may be exercised at the election of Capital Z anytime up to and including the fifth business day following June 30, 2001. The Equity Rights Certificate contains anti-dilution provisions, including provisions that allow Capital Z to receive additional shares of the Company's common stock if certain events occur prior to the expiration of the Certificate. Such events include, among others, a subsequent financing in which the Company receives consideration of at least $15 million, a Sale Transaction or a Going Private Transaction (as those terms are defined in the Equity Rights Certificate). If the Equity Rights Certificate has not been exercised by June 30, 2001 and the price of the Company's stock is less than $7.975, Capital Z will receive additional shares of the Company's common stock upon exercise of the Certificate. Upon exercise of the Equity Rights Certificate, the warrants issued therewith will have an exercise period that starts September 29, 2001 and ends September 29, 2005. The anti-dilution provisions described above also apply to the warrants and therefore the actual exercise price of the warrants will be determined at the time of issuance. See Subsequent Events in Note 14.

         The commitment fee warrant is exercisable at any time on or after September 29, 2001 and until September 29, 2005 at an exercise price of $7.975 per share. This exercise price is subject to adjustment upon the occurrence of the events described above. See Subsequent Events in Note 14.

COMMON STOCK

         On February 15, 2000, the Company completed the sale of 4,197,500 shares of its common stock at an initial public offering ("IPO") price of $12.00 per share, raising approximately $44.8 million, net of offering expenses, underwriting discounts and commissions. Simultaneous with the closing of the initial public offering, all previously outstanding shares of convertible preferred stock including accumulated, unpaid in-kind dividends through that date were automatically converted into an aggregate of 10.5 million shares of common stock.

STOCK SPLIT

         In January 2000, the Board of Directors approved a 1.27-for-1 common stock split that was effective February 22, 2000 upon the closing of the Company's initial public offering. The financial statements for all periods presented have been restated to reflect the effect of this stock split. In addition, the Board approved an amendment to the Company's certificate of incorporation, effective in conjunction with the Company's Form S-1 Registration Statement, increasing the authorized capital stock to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.01 per share

PREFERRED STOCK

SERIES A SALE

         Effective December 9, 1998, the Company entered into a Convertible Preferred Stock and Warrant Purchase Agreement (the "Preferred Stock Agreement") under which it sold, in the Initial Closing, 833,334 shares of Series A Convertible Preferred stock at $6.00 per share and a warrant to purchase 260,000 shares of Series A Convertible Preferred stock with an exercise price of $6.00 per share (the "Series A Warrant"). The Series A Warrant was recorded by allocating the fair value of this warrant determined using an option valuation model, from the proceeds received in the Initial Closing. Proceeds from the Initial Closing totaled $4.7 million, net of expenses of approximately $.3 million. In addition, the Company issued a warrant to purchase 63,500 shares of common stock at approximately $4.72 per share (the "Common Warrant") to a broker in connection with the Agreement, the fair value of which (approximately $48,000) is included in offering costs. The fair value of the common warrants was calculated utilizing an option valuation model.

         During March 1999 (the "Second Closing") the Company sold 500,000 shares of Series A Convertible Preferred stock at a price of $6.00 per share and a warrant to purchase 40,000 shares of Series B Convertible Preferred stock at $9.00 per share (the "Series B Warrant"), for gross proceeds of $3.0 million. During May 1999 (the "Third Closing") the Company sold 333,334 shares of Series A Convertible Preferred stock at $6.00 per share for gross proceeds of $2.0 million. The Company also granted a warrant to the investors in the Third Closing to purchase 33,020 shares of common stock at approximately $7.87 per share. The fair value of these warrants was approximately $12,000 and was calculated using an option valuation model.

         On September 20, 1999, the shareholders approved an amendment of the Company's certificate of incorporation, under which the Company authorized 10,467,194 shares of preferred stock, $.01 par value per share, consisting of four series of convertible preferred stock (the "Series A Preferred," "Series B Preferred," "Series C Preferred" and "Series D Preferred" stock). Preferred shareholders were entitled to cumulative dividends that accrued on a daily basis at a rate of 8% per annum.

SERIES D SALE

         On September 20, 1999, the Company entered into a Series D Convertible Preferred Stock Purchase Agreement (the "Series D Agreement") under which it sold 6,024,096 shares of Series D Convertible Preferred stock at $8.30 per share for total gross proceeds of approximately $50 million. The Company utilized approximately $6.0 million of these proceeds to repurchase 948,971 shares of common stock (of which 666,750 shares were purchased from Board members for approximately $4.2 million in connection with their departure from the Board) which has been reflected as treasury stock in the accompanying financial statements. The Company also incurred approximately $2.5 million in offering costs, which have been netted against the proceeds.

         Effective upon the closing of the Company's public offering of common stock on February 22, 2000, all outstanding shares of preferred stock and accumulated undeclared dividends automatically converted into 10.5 million shares of common stock.

CONVERTIBLE PROMISSORY NOTES

         During June and July 1999, the Company entered into Convertible Promissory Note Agreements (the "Notes") with certain individuals from which the Company received a total of $1.75 million. The Company also issued 53,340 warrants to purchase common stock at approximately $7.87 per share to the purchasers of these Notes. These warrants were valued at approximately $19,000 using an option valuation model. The value of these warrants was recognized as interest expense during the year ended December 31, 1999.

         The Notes bore interest at 8% per annum, compounded quarterly. The Notes plus accrued interest converted to 214,076 shares of Series D Convertible Preferred stock in connection with the Series D Convertible Preferred stock sale described above.

SERIES A AND B WARRANTS

         In conjunction with the sale of Series D Convertible Preferred stock, the Series A Convertible Preferred shareholders exchanged their Series A and Series B Warrants for warrants to purchase 381,000 shares of common stock at approximately $4.72 per share. The exchange has been reflected in the financial statements as a distribution to the preferred shareholders equivalent to the excess of the current fair value of the new warrant over the carrying value of the existing warrants, and has been included in the calculation of net loss attributable to common shareholders for the year ended December 31, 1999. The new warrants issued were valued at approximately $.8 million utilizing an option valuation model.

COMMON WARRANTS

         The Company granted a warrant to purchase 127,000 shares of common stock at approximately $7.52 per share to Prudential Securities Incorporated ("Prudential"), a broker in connection with the Series D Agreement, the fair value of which (approximately $.5 million) was calculated using an option valuation model and was included in offering costs of the Series D sale.

         In January 2000, Prudential, an underwriter for the Company's initial public offering agreed to exchange its existing warrant to purchase 127,000 shares of the Company's common stock at an exercise price of $7.52 per share for a new warrant to purchase 127,000 shares of common stock at an exercise price equal to the initial public offering price of common stock. The new warrant is exercisable for a five year period from the date of the first warrant or through September 21, 2004. Upon the exchange of these warrants, the Company recorded an offset to the IPO proceeds of approximately $.1 million based upon the fair value of the new warrant issued in excess of the existing warrant based upon an option valuation model.

         Also during January 2000, the Company entered into an agreement for an initial one-year period with CNBC to co-brand a web site. In February 2000, the Company granted two warrants to CNBC in connection with this agreement. Each warrant is for the purchase of 95,250 shares of the Company's common stock at $7.87 per share. The first warrant, granted February 2, 2000, with an underlying fair value of $11.00, was immediately vested and exercisable at the date of grant. The second warrant was granted February 15, 2000 with an underlying fair value of $12.00 and was also immediately vested and exercisable. An expense of approximately $1.3 million, calculated using an option valuation model, is being recognized ratably for services provided CNBC over the initial one-year period of the agreement. For the year ended December 31, 2000, the Company recognized a charge for these warrants of approximately $1.2 million.

         In addition to common warrants issued as described above, the Company also issued a warrant to purchase 9,525 shares of common stock at approximately $4.72 per share in connection with a line of credit provided by a shareholder. The fair value of this warrant (approximately $7,000) was recognized in expense during the year ended December 31, 1998. This warrant was valued using an option valuation model. The line of credit is no longer available and no amounts were outstanding as of December 31, 1998.

         At December 31, 2000, the Company had outstanding warrants to purchase 992,885 shares of common stock, with exercise prices ranging from approximately $4.72 - $12.00. Expiration dates range from November 2003 through September 2005.

EMPLOYEE STOCK OPTIONS AND OTHER BENEFIT PLANS

         The Company has established the 1997, 1998 and 1999 Stock Option Plans (the " Plans"). The Plans, as amended, provide for the granting of both incentive stock options and non-qualified stock options to employees, officers, directors and consultants of the Company. The Plans authorized approximately 5 million shares for option grants to be issued prior to September 2009.

         On October 25, 2000, the Board of Directors approved the 2001 Stock Option Plan (the "2001 Plan") which provides for the granting of both incentive stock options and non-qualified stock options to employees, officers, directors and consultants of the Company. The 2001 Plan is subject to shareholder approval and allows for a maximum of 4,000,000 shares for option grants to be issued prior to October 25, 2010.

         Under all of the Company's stock option plans, the exercise price of any incentive stock option shall not be less than the fair value of the stock on the date of grant or less than 110% of the fair value in the case of optionees holding more than 10% of the total combined voting power of all classes of stock of the Company. Options under the

Company's stock option plans are exercisable for ten years from the date of grant, except for incentive stock options granted to optionees holding more than 10% of the total combined voting power of all classes of stock, which must be exercised within five years.

         The Company's stock option plans generally provide for a four-year vesting requirement with one-quarter of such shares vesting at the end of one full year and on an annual basis thereafter. Upon a change of control, as defined, 50% of all unvested stock options shall vest. If a change of control occurs, the compensation committee to the Company's Board of Directors has authority to vest the remaining 50% of unvested options that are otherwise not automatically vested.

         A summary of incentive stock options awarded to employees during the years ended December 31, 1998, 1999 and 2000 follows (exercise prices are expressed in actual dollars):

                                                                                                Weighted
                                                                                                 Average             Exercise
                                                                            Number of           Exercise               Price
                                                                             Options              Price                Range
                                                                           -----------          --------          --------------
Outstanding as of December 31, 1997                                            112,533           $  1.43          $         4.00
Granted at fair value                                                          571,695              4.56               1.43-5.20
Exercised                                                                      (65,087)             3.09               1.43-4.72
                                                                           -----------           -------          --------------
Outstanding as of December 31, 1998                                            619,141              4.15               1.43-5.20
Granted at fair value                                                          521,660              5.09               4.72-6.06
Granted below  fair value                                                      530,466              5.68               5.51-6.53
Cancelled/Forfeited                                                           (218,377)             4.85               4.72-5.20
                                                                           -----------           -------          --------------
Outstanding as of December 31, 1999                                          1,452,890              4.93               1.43-6.53
Granted at fair value                                                        1,632,743              5.32              2.38-16.31
Granted below  fair value                                                      537,924              9.30              9.25-10.43
Exercised                                                                      (56,757)             4.22               3.54-5.51
Cancelled/Forfeited                                                           (465,352)             6.71              3.54-16.31
                                                                           -----------           -------          --------------
Outstanding as of December 31, 2000                                          3,101,448           $  5.65          $  1.43-$16.13
                                                                           ===========           =======          ==============

         A summary of non-qualified stock options awarded during the years ended December 31, 1998, 1999 and 2000 follows (exercise prices are expressed in actual dollars):

                                                                              Weighted
                                                                               Average             Exercise
                                                           Number of          Exercise               Price
                                                            Options             Price                Range
                                                          ----------          --------          --------------
     Outstanding as of December 31, 1997                     938,262           $  1.43          $   1.43-$1.57
     Granted at fair value                                   274,439              4.76               3.54-5.20
                                                          ----------           -------          --------------
     Outstanding as of December 31, 1998                   1,212,701              2.19               1.43-5.20
     Granted at fair value                                   287,752              5.81               4.72-6.06
     Granted  below fair value                               403,682              5.23               4.72-5.51
     Exercised                                              (274,419)             1.80               1.43-4.72
     Canceled/forfeited                                     (111,610)             4.80               4.72-5.20
                                                          ----------           -------          --------------
     Outstanding as of December 31, 1999                   1,518,106              3.56               1.43-4.72
     Granted at fair value                                   584,970              4.92              2.80-12.00
     Granted below fair value                                229,844              9.43              9.25-12.00
     Exercised                                              (196,464)             8.19              1.43-12.00
     Cancelled/Forfeited                                     (42,186)             5.51               5.51-5.51
                                                          ----------           -------          --------------
     Outstanding as of December 31, 2000                   2,094,270           $  4.11          $  1.43-$12.00
                                                          ==========           =======          ==============

     Exercisable as of December 31, 2000                   1,037,801           $  2.73          $   1.43-$6.06
                                                          ==========           =======          ==============

         The following table summarizes information about the Company's stock options (exercise prices are actual dollars):

                                                          Options Outstanding at December 31, 2000
                                                          ----------------------------------------
            Exercise                                        Number                   Remaining               Options
              Price                                       Outstanding             Contractual Life         Exercisable
        ---------------                                   -----------             ----------------         -----------
        $    0 - $ 1.63                                       778,094                  6.8 years               778,094
          1.63 -   3.26                                     1,152,250                  9.9 years                    --
          3.26 -   4.89                                       651,445                  6.8 years               361,304
          4.89 -   6.53                                     1,354,127                  8.7 years               349,933
          6.53 -   8.16                                       426,525                  9.4 years                16,983
          8.16 -   9.79                                       676,439                  9.0 years                    --
          9.79 -  11.42                                        65,338                  9.1 years                    --
         11.42 -  13.05                                        56,000                  9.2 years                    --
         13.05 -  14.68                                        19,500                  9.3 years                    --
         14.68 -  16.31                                        16,000                  9.2 years                    --
                                                          -----------                -----------            ----------
                                                            5,195,718                  8.6 years             1,506,314
                                                          ===========                ===========            ==========

         Compensation costs recognized during the years ended December 31, 1998, 1999 and 2000 for stock-based compensation awards totaled $.2 million, $.8 million and $1.1 million, respectively. The weighted average fair value at date of grant for options granted at fair value during the years ended December 31, 1998, 1999 and 2000 was $0.83, $1.10 and $3.74, respectively.

         The weighted average fair value at the date of grant for options granted below fair value during the years ended December 31, 1999 and 2000 was $4.66 and $3.90, respectively.

         In September 1999, a consulting agreement was entered into with a former member of the Board of Directors and a severance agreement was entered into with a former executive. Both individuals had their existing incentive stock options cancelled, and new non-qualified stock options were issued at the current fair value. They received 76,200 and 114,300 options, respectively, to purchase common stock at $5.20 and $4.72 per share, respectively. The fair value of these options, as determined using an option valuation model range from $2.39 to $4.40. Compensation expense related to the consulting agreement is being recognized over the three year term ending October 12, 2002. For the years ended December 31, 1999 and 2000, the Company recorded expense of less than $.1 million and approximately $.1 million, respectively. Compensation expense of $.3 million related to the severance agreement was recognized immediately in September 1999.

         During the third and fourth quarter of 1999, the Company granted stock options to purchase approximately 740,000 shares of our common stock to employees at exercise prices ranging from $5.51 to $6.54 per share. Based on the difference between the strike price of these options and the fair market value at the date of grant (ranging from $6.54 to $9.70 per share), the Company recorded a deferred compensation charge of approximately $2.6 million is amortizing it to expense over the options' four year vesting period.

         In January 2000, the Company granted stock options to purchase approximately 770,000 shares of common stock to employees at an exercise price of $9.25 per share. Based on the difference between the exercise price of these options and the fair market value at the date of grant ($11.00), we recorded a deferred compensation charge of approximately $1.3 million and we are amortizing it to expense over the options' four-year vesting period.

         At December 31, 2000 the Company has approximately $3.1 million of deferred compensation recorded on its balance sheet related to these options. Deferred compensation is being expensed over the vesting period of the related options (principally four years) with approximately 2.75 to 3 years remaining.

         Had compensation expense for all of the Company's stock options been recorded based on the fair value of the options at the grant date, as prescribed by SFAS No 123, the Company's net loss and net loss per common share basic and diluted would have been as follows:

                                                                                Year Ended
                                                                               December 31,
                                                              -----------------------------------------------
                                                                  1998              1999              2000
                                                              ----------        ----------         ----------
          Net loss attributable to common shareholders        $   (6,458)       $  (27,561)        $  (68,464)
          Pro forma adjustment for stock
            compensation expense                                    (392)             (748)            (4,182)
                                                              ----------        ----------         ----------
          Pro forma net loss attributable to common
            shareholders                                      $   (6,850)       $  (28,309)        $  (72,646)
                                                              ==========        ==========         ==========
          Net loss per common share -
            basic and diluted                                 $    (1.88)       $    (7.74)        $    (4.15)
          Pro forma adjustment for stock
            compensation expense                                   (0.11)            (0.21)             (0.25)
                                                              ----------        ----------         ----------
          Pro forma net loss per common
            share - basic and diluted                         $    (1.99)       $    (7.95)        $    (4.40)
                                                              ==========        ==========         ==========

         Because options vest over several years and additional options are expected to be granted in subsequent years, the pro forma impact on periods presented may not be representative of the pro forma effects on reported net income or loss in future years.

         The fair value of each option grant in 1998, 1999 and until the Company's initial public offering of common stock in February 2000 was estimated on the date of grant using the minimum value method based upon the following assumptions: dividend yield -- 0%; risk free interest rate -- 5.1% (1998); 4.75 -- 5.75% (1999) and 5.3% (2000) and weighted average expected option term - 4 years (1998); 5 years (1999) and 5 years (2000).

         Following the Company's initial public offering of common stock in February 2000, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes method based on the following assumptions: A risk-free interest rate of 5.3%, a weighted average expected option term of 5 years and a volatility factor of 117%.

         In January 2000, the Company adopted the LendingTree, Inc. Employee Stock Purchase Plan ("ESPP"). The ESPP is intended to comply with the requirements of Section 423 of the Internal Revenue Code and to assure the participants of the tax advantages thereby. The ESPP is administered by a committee established by the board of directors. The committee has authorized for issuance under the plan a total of 444,500 shares of common stock. All full-time employees are eligible to participate in the ESPP, except employees who own five percent or more of the common stock of the Company.

         The ESPP provides for a series of consecutive, overlapping offering periods that generally will be 24 months long. Successive six-month purchase periods will run during each offering period. During each offering period, participating employees will be able to purchase shares, subject to limitations, of common stock at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each purchase period within the offering period, whichever price is lower.

         On December 29, 2000 the Company sold and participants in the ESPP acquired 32,456 shares of the Company's common stock from treasury stock at a purchase price of $1.75 per share.

         The Company also provides a 401(k) Retirement Savings Plan to its employees. The Company matches 100% of an employees savings up to 1% of an employees' salary, and these contributions vest ratably over a four-year period. Company matching contributions for the year ending December 31, 2000 were less than $.1 million.

8. INCOME TAXES

         There is no current income tax provision or benefit for the years ended December 31, 1998, 1999 or 2000 as the Company has generated net operating losses for income tax purposes since inception. There is no deferred provision or benefit for income taxes recorded as the Company is in a net deferred tax asset position for which a full valuation allowance has been recorded because the realization of these benefits could not be reasonably assured.

         Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 and 2000 consist of the following:

                                                                      December 31,
                                                               -------------------------
                                                                 1999             2000
                                                               --------         --------
Deferred tax assets:
  Current
    Accounts receivable                                        $     46         $    356
    Compensation accruals                                            49            1,400
  Noncurrent
      Domestic net operating loss carryforwards                  11,761           24,276
      Unrealized investment loss                                     --              740
      Stock compensation                                            406            1,159
      Intangible amortization                                        --              677
      Other                                                         298              203
                                                               --------         --------
  Gross deferred tax assets                                      12,560           28,811
      Less: Valuation allowance                                 (12,540)         (28,774)
                                                               --------         --------
      Net deferred tax assets                                  $     20         $     37
                                                               --------         --------
Deferred tax liabilities:
     Fixed assets                                                    20               37
                                                               --------         --------
          Total deferred tax liabilities                             20               37
                                                               --------         --------
    Net deferred tax asset (liability)                         $     --         $     --
                                                               ========         ========

         The increase in the valuation allowance resulted primarily from the additional net operating loss carryforward generated.

         The Company has net operating loss carryforwards for income tax purposes of approximately $65.1 million available at December 31, 2000 to offset future federal and state taxable income. These net operating loss carryforwards begin to expire in 2011. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change may be subject to annual limitation which could reduce or defer the utilization of these losses. As of December 31, 2000, the Company has research and development credit carryforwards of less than $.1 million. The credits begin to expire in 2019.

         Taxes computed at the statutory Federal income tax rate of 34% are reconciled to the provision for income taxes as follows:

                                                                           For the years ended December, 31
                                                         ------------------------------------------------------------------------
                                                                     % of Pretax              % of Pretax             % of Pretax
                                                            1998         Loss       1999          Loss       2000         Loss
                                                         --------    ------------ --------    -----------  --------   ------------
          U.S. Federal tax benefit at statutory rate     $ (2,188)      -34.0%    $ (8,413)      -34.0%    $(22,441)     -34.0%
          State taxes (net of federal benefit)               (317)       -4.9%      (1,222)       -4.9%      (3,260)      -4.9%
          Change in valuation allowance                     2,550        39.6%       9,615        38.9%      25,653       38.9%
          Other nondeductible expenses                        (45)       -0.7%          20          --%          48         --%
                                                         --------      ------     --------       -----     --------      -----
          Provision for income taxes                     $     --          --%    $     --          --%    $     --         --%
                                                         ========      ======     ========       =====     ========      =====

9. COMMITMENTS AND CONTINGENCIES

         The Company leases certain office facilities and equipment under operating leases. These leases are generally renewable. The Company also leases certain furniture and computer equipment under capital leases with terms of approximately 2 to 3 years.

         The following is a schedule of future minimum rental payments required under the leases as of December 31, 2000:

                                              Capital      Operating
                                               Leases        Leases
                                              -------      ---------
                                  2001        $   824        $2,353
                                  2002            663           995
                                  2003            276           688
                                  2004             --           683
                                  2005             --           735
                            Thereafter             --         4,380
                                               ------        ------
 Total minimum lease payments                   1,763        $9,834
                                                             ======
 Less: amount representing interest              (183)
                                               ------
 Present value of net minimum lease
 payments                                       1,580
 Less: current portion                           (732)
                                              -------
 Long-term poriton capital leases             $   848
                                              =======

         Rent expense totaled $.1 million, $.5 million and $1.4 million for the years ended December 31, 1998, 1999 and 2000.

         A covenant in one of the Company's capital lease agreement's requires that the Company maintain a cash balance of not less than $5 million throughout the term of the lease. If the Company's cash balance is below $5 million at the end of a period, the balance of the lease shall be collateralized with cash.

         The Company has been named as one of a number of defendants in a putative class action lawsuit originally filed on September 7, 2000 in California Superior Court in Contra Costa, California. The lawsuit was removed to federal court on October 13, 2000, and is now captioned Thomas E. Ainsworth, et als. v. Ohio Savings Bank, et als., Case No. C-00-3786, (N.D. Cal.). The other defendants named in the action are Ohio Savings Bank, Costco Wholesale Corp., Costco Financial Services Inc., First American Title Insurance Company and First American Lenders Advantage. The complaint alleges various claims under California law arising from a loan that plaintiffs obtained through HomeSpace Services, Inc. ("HomeSpace") and Ohio Savings Bank in February 1999. In particular, the complaint raises claims regarding the legality of certain compensation paid to HomeSpace. The complaint seeks damages in the amount of $10 million, plus unenumerated punitive damages. Although the Company was not a party to plaintiffs' loan transaction, the lawsuit alleges that the Company is liable as a result of its acquisition of certain assets of HomeSpace on August 2, 2000. The Company filed its answer to the complaint on November 8, 2000, denying all liability. The Company believes that it has strong defenses against both liability and class certification. It has retained counsel and intends to defend vigorously against the claims. Although there can be no assurances, the Company does not believe that the outcome of any proceeding will have a material effect on its financial condition, cash flows or the results of its operations.

         The Company recently was the subject of a routine examination conducted by the New York State Banking Department ("NYSBD"). At the close of the examination, during the exit interview, NYSBD examiners raised an issue orally as to whether the Company is obligated to make certain mortgage broker disclosures to consumers under New York state law. As of this date, NYSBD has not instituted any investigation or enforcement action. The Company could face a possible administrative fine and/or penalty. The Company believes that the NYSBD regulation which triggers the disclosures in question is inapplicable to it. The Company intends to work with the NYSBD to clarify the application of its regulations to the Company's activities, and, if necessary, to contest any fine or penalty. Although there can be no assurances, the Company does not believe that the outcome of any proceeding will have a material effect on its financial condition, cash flows or the results of its operations.

         The Company is involved in other litigation from time to time that is routine in nature and incidental to the conduct of its business. The Company believes that the outcome of any such litigation would not have a material adverse effect on its financial condition, cash flows or results of operations.

10. OFFICER LOANS

         In February 2000, the Company entered into full recourse promissory notes and pledge agreements with three of the Company's executive officers to provide a these officers loans in the amount of $1.9 million for the purpose of exercising non-qualified stock options and for paying the related withholding taxes on such exercises. The loans are to be repaid to the Company, plus interest at the federal rate (as defined) in equal annual installments beginning on January 31, 2002, and through January 31, 2005. The officers have pledged to the Company a security interest in the stock issued as a result of these options being exercised. The pledged stock may not be sold by the officers without prior written consent by the Company.

11. INVESTMENT

         In February 2000, the Company made a $2.5 million equity investment in a company providing mortgage marketplace services over the internet. The Company's minority investment represents approximately 8.3% of the outstanding equity of that business and accordingly, it is accounted for using the cost method of accounting. In December 2000, management determined that the carrying value of this investment was impaired as a result of a series of historical and forecasted operating losses and the prospect that the investee might be unable to fund its operations in the future. As a result of this impairment, management wrote the investment down to its estimated fair value of $.6 million, recording $1.9 million as a non-operating loss on impaired investment.

12. RELATED PARTIES

         In September 1999, priceline.com acquired an equity position in the Company representing less than 2% of the Company's total outstanding shares. During 1999 and 2000, through contractual relationships with priceline.com and related entities, the Company recorded revenue of $.2 million and $.1 million, respectively. Also, under these arrangements with priceline.com and its related entities, the Company paid $.6 million and $1.1 million in 1999 and 2000, respectively. The Company also generates indirect revenue from priceline.com by sending consumer credit requests sourced from priceline.com to our network of lenders. Subsequent to December 31, 2000, priceline.com sold its equity interest in the Company.

13. ACQUISITION

         On August 2, 2000, the Company acquired certain assets and assumed certain liabilities of HomeSpace Services, Inc. The consideration paid by the Company (approximately $11.2 million) for the acquired assets consisted of $6.2 million in cash, 639,077 shares of the Company's restricted common stock, valued at $4.7 million (using the average closing stock price 3 days before and after the closing date) and $.3 million of assumed liabilities. At closing, 169,851 shares of the common stock were placed in escrow in the event of any post-closing indemnification claims and $4.2 million in cash was placed in escrow to be paid to trade creditors of HomeSpace. The Company agreed to file a registration statement relating to the shares of restricted common stock issued in connection with the acquisition by March 31, 2001 and agreed to use its reasonable best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission. The cash portion of the purchase price was funded from the Company's short-term investments, the source of which was its February 2000 initial public offering of common stock.

         The total purchase price (including $1.2 million of transaction related costs) resulted in a purchase price of $12.4 million, which was allocated primarily to certain intangible assets based on a third party valuation study. The allocation of the purchase price is summarized below:

          PURCHASE PRICE:
               Cash                                                        $ 6,200
               Stock                                                         4,740
               Assumed Liabilities:
                 Note payable plus interest                                    232
                 Accrued other liabilities                                      71
                                                                           -------
               Total consideration                                          11,243
          Estimated transaction costs                                        1,191
                                                                           -------
          Total purchase price                                             $12,434
                                                                           =======

          ALLOCATION OF PURCHASE PRICE:
               Accounts receivable                                         $    16
                Intangible Assets:
                 Realtor network                                             6,644
                 Software and technology                                     5,215
                 Affinity program partner contracts                            559
                                                                           -------
                                                                           $12,434
                                                                           =======

         The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended December 31, 1999 and 2000 as if the acquisition of the HomeSpace assets had occurred on January 1, 1999 and 2000, respectively, and after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company's operating results would have been had the acquisition actually taken place on January 1, 1999 or 2000, and may not be indicative of future operating results.

Pro forma (unaudited)                                            1999             2000
                                                               --------         --------
Revenue                                                        $ 11,470         $ 33,087
Net loss attributable to common shareholders                   $ 65,340         $ 94,252
Net loss per common share - basic and diluted                  $ (11.99)        $  (5.14)
Weighted average shares outstanding -
   basic and diluted (in thousands)                               5,450           18,336

14. SUBSEQUENT EVENTS

         Revolving line of credit

         In March 2001, the Company and the Union Labor Life Insurance Company ("ULLICO"), a current shareholder, entered into an agreement whereby ULLICO provided the Company with a 2 year collateralized credit agreement under which the Company may borrow funds on a revolving basis, up to $5.0 million, subject to certain covenants and restrictions.

         Under the terms of the ULLICO agreement, the Company is required to pay interest quarterly on the average quarterly outstanding balance at a rate of 6% per annum in cash and additional interest in the form of warrants to purchase the Company's common stock at price of $.01 per share. The number of warrants the lender is entitled to receive is based on the average amount outstanding on the revolving line of credit during the quarter multiplied by an annual interest rate of 14% divided by $3.99 (subject to certain adjustments as defined in the agreement). These warrants expire five years after their date of grant. The Company anticipates that the actual amount of interest expense recorded will be based on the estimated fair value of the warrants on the date that they are issued.

          In addition, as a commitment fee, ULLICO received warrants to purchase 40,000 fully paid-up shares of the Company's common stock with an exercise price of $.01 per share. The estimated fair value of these commitment fee warrants will be recorded as an asset and amortized over the life of the revolving line of credit.

         The ULLICO line of credit is senior to all indebtedness of the Company for borrowed money. ULLICO has a security interest in substantially all assets (tangible and intangible) of the Company.

         The ULLICO credit agreement contains customary covenants, representations and warranties. Additionally, the Company must meet certain financial targets quarterly for revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the agreement.

         Revolving Loan

         In March 2001, the Company and Federal Home Loan Mortgage Corporation ("Freddie Mac") (a current customer) entered into a loan agreement whereby Freddie Mac will provide revolving loans of up to $2.5 million from time to time until February 2003.

         Under the terms of the Freddie Mac agreement, the Company is required to pay interest quarterly on the average daily outstanding balance at a rate of 10% per annum interest in cash and additional interest in the form of warrants to purchase the Company's common stock at price of $.01 per share. The number of warrants Freddie Mac is entitled to receive is based on the average amount outstanding on the revolving line of credit during the quarter multiplied by an annual interest rate of 10% divided by $3.99 (subject to certain adjustments as defined in the agreement). These warrants expire five years after their date of grant. The Company anticipates that the actual amount of interest expense recorded will be based on the estimated fair value of the warrants on the date that they are issued. The Company anticipates that the actual amount of interest expense recorded will be based on the estimated fair value of the warrants on the date that they are issued.

         In addition, as a commitment fee, Freddie Mac received warrants to purchase 12,500 fully paid up shares of the Company's common stock with an exercise price of $.01 per share. The estimated fair value of these commitment fee warrants will be recorded as an asset and amortized over the life of the revolving loan.

         This revolving loan agreement contains customary covenants, representations and warranties. Additionally, the Company must meet certain financial targets quarterly for revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement.

         For the year ended December 31, 2000, Freddie Mac accounted for $2.4 million (about 8%) of the Company's total revenue.

         The Freddie Mac revolving loan allows for Freddie Mac to exercise certain rights to a version of the Company's core software that has been specifically customized for Freddie Mac (the "PLV"), in the event of default. Such rights would become exercisable and entitle Freddie Mac to obtain and maintain, modify, enhance and market the PLV for its use.

         Convertible Preferred Stock

         In March 2001, the Company and various investors (50% of which are current investors) closed on a arrangement whereby the Company issued and sold
3.8 million shares of Series A 8% Convertible Preferred Stock ("Series A Preferred Stock") for $13.4 million or $3.50 per share (excluding 200,000 shares sold to the Company's Chief Executive Officer, funded by a loan from the Company for $700,000).

         The holders of the Series A Preferred Stock are entitled to receive when, as and if declared by the Company's Board of Directors, dividends on the Series A Preferred Stock equal to eight percent (8%) of the stated value per share (as defined) payable at the Company's option (i) in cash on each quarterly dividend date or (ii) by an upward adjustment to the stated value per share on the initial quarterly dividend payment date. Dividends on the Series A Preferred Stock shall be cumulative and shall accrue daily from the date of original issuance.

         Each share of Series A Preferred Stock is convertible, at the option of the holder, to common stock after the date on which the Company's stockholders approve the conversion provisions of the Preferred Stock.

         Each share of Series A Preferred Stock is convertible into the number of shares of common stock determined by dividing (a) the current value per share by (b) the conversion price. The current value per share is the sum of the initial purchase price ($3.50) and adjustments per share for accumulated dividends. The conversion price is the initial purchase price, subject to revision from time to time.

         The shares of Series A Preferred Stock will be redeemable at the option of the Company for cash commencing on and after March 31, 2004 at a price per share equal to the product of (a) the "Applicable Percentage" multiplied by the then current value per share. The Applicable Percentage is initially 120% and declines to 105% ratably on a daily basis of the two-year period ending March 21, 2006.

         The Company shall redeem for retirement all remaining Series A Preferred Stock shares remaining outstanding on fifth anniversary of the issue date of such shares at a price of 105% of the then current value per share.

         In conjunction with the closing of the Series A Preferred Stock, the Equity Rights Certificate issued to Capital Z (see note 7) was converted into 2,857,143 shares of Series A Preferred Stock. The Company will record the conversion of the Equity Rights Certificate through a credit to mandatorily redeemable preferred stock of $9.8 million with a corresponding charge to additional paid-in capital.

         Equity Line

         In March 2001, the Company entered into a common stock Purchase Agreement with Paul Revere Capital Partners, Ltd. ("Paul Revere") for the future issuance and purchase of up to $24 million of the Company's common stock. Under this arrangement, the Company, at its sole discretion, may issue and exercise up to twenty-four draw downs under which Paul Revere is obligated to purchase a certain number of shares of the Company's common stock.

         If the Company chooses to draw on the equity line, the minimum amount of any draw down is $0.1 million and the maximum amount is the greater of (i) $1 million and (ii) 20% of the average of the daily volume weighted average price of the Company's common stock for the twenty-two (22) day trading period immediately prior to the commencement date multiplied by the total trading volume of the common stock for such period. Only one draw down shall be allowed in each period of 22 trading days beginning on the date of the draw down notice. Subject to certain adjustments, the number of shares to be issued on each settlement date shall be a number of shares equal to the sum of the quotients (for each trading day within the settlement period) of (x) 1/22nd of the investment amount and (y) the purchase price on each trading day within the settlement period.

         Under this arrangement, the price at which the Company can sell shares of its common stock to Paul Revere is equal to 95% of the daily volume weighted average price. The Company may set a threshold (lowest) price during any draw down period at which the Company will sell its common stock in accordance with this agreement.

         The commitment period of this arrangement is the 24 consecutive month period immediately following the effective date of this arrangement. The effective date is defined as the date when the Registration Statement of the Company covering the shares being subscribed for is declared effective by the Securities and Exchange Commission. The maximum net proceeds the Company can receive are $24.0 million less a 4% placement fee payable to its placement agent.

         Other Arrangements

         In connection with the sale of the Series A Preferred Stock, the Company entered into a promissory note and pledge agreement with the Company's Chief Executive Officer ("CEO") to provide him with a $700,000 loan to acquire 200,000 shares of the Series A Preferred Stock. The loan is to be repaid with two installments of $35,000 due on January 31, 2002 and 2003, respectively, and three installments of $210,000, plus interest due on January, 31, 2004, 2005 and 2006, respectively. Interest on the outstanding balance accrues at the applicable Federal Rate. To collateralize these loans, the Company and the CEO have entered into a Pledge Agreement. This note and pledge agreement amends and restates existing notes and pledge agreements that the CEO and the Company had entered into with respect to $1.7 million in loans for option exercises (see
Note 10). The new Pledge Agreement covers all three loans totaling $2.4 million and under which the CEO has granted the Company a security interest in all of the CEO's shares of common and preferred stock (the "collateral"). The CEO is also precluded from selling or tranferring securities or options or warrants to purchase the Company's securities without the Company's prior consent. The Company has taken possession and control of the collateral. The Pledge Agreement also specifies that as long as the CEO is employed by the Company sole recourse for satisfaction of the obligations will be its rights to the collateral. As a result of these agreements, the Company will report periodic changes in the fair value of the underlying securities; including accretion of the underlying preferred shares to their redemption value as non-cash compensation charges.