Form 10-Q
period 2001-03-31
LENDINGTREE INC
filed 2001-05-15
CIK 1096479

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark one)
     -----
      X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----               SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

     -----
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----               SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______.


                        Commission File Number 000-29215
                                LENDINGTREE, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                          25-1795344
              --------                                          ----------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)

        11115 RUSHMORE DRIVE
     CHARLOTTE, NORTH CAROLINA                                     28277
     -------------------------                                     -----
  (Address of principal executive                               (Zip code)
              offices)

                                 (704) 541-5351
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         As of April 30, 2001 there were 18,737,441 shares of Common Stock, $.01 par value, outstanding, excluding 916,515 shares of treasury stock.



================================================================================

                                LENDINGTREE, INC.
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I  FINANCIAL INFORMATION:

Item 1. Financial Statements

          Statements of Operations -
              Three months ended March 31, 2000
              and March 31, 2001 (unaudited)                                 3
          Balance Sheets -
              December 31, 2000 and March 31, 2001 (unaudited)               4
          Statements of Cash Flows -
              Three months ended March 31, 2000 and
              March 31, 2001 (unaudited)                                     5
          Statement of Changes in Shareholders' Equity -
              March 31, 2001 (unaudited)                                     6
          Notes to Financial Statements                                      7

Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 13

Item 3. Quantitative and Qualitative Disclosures about Market Risk          18


PART II OTHER INFORMATION:

Item 1. Legal Proceedings                                                   19

Item 2. Changes in Securities and Use of Proceeds                           20

Item 6. Exhibits and Reports on Form 8-K                                    20

SIGNATURE                                                                   21



                          ----------------------------


PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF LENDINGTREE, INC. OR THIRD PARTIES.

                          ----------------------------

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                                LendingTree, Inc.
                            Statements of Operations


                                                                           For the Three Months Ended March 31,
                                                                                 2000             2001
                                                                               --------         --------
                                                                                      (unaudited)
                                                                          (in thousands, except per share data)
Revenue:
         Network                                                               $  4,373         $ 11,244
         Lend-X technology                                                          110            1,012
                                                                               --------         --------
            Total revenue                                                         4,483           12,256
                                                                               --------         --------
Cost of revenue:
         Network                                                                  1,536            3,036
         Lend-X technology                                                          127              450
                                                                               --------         --------
            Total cost of revenue                                                 1,663            3,486
Gross profit:
         Network                                                                  2,837            8,208
         Lend-X technology                                                          (17)             562
                                                                               --------         --------
            Total gross profit                                                    2,820            8,770
Operating expenses:
   Product development                                                              515            1,085
   Marketing and advertising                                                     14,886            8,874
   Sales, general and administrative                                              5,186            9,093
                                                                               --------         --------
            Total operating expenses                                             20,587           19,052
                                                                               --------         --------
Loss from operations                                                            (17,767)         (10,282)
Interest income, net                                                                537              115
                                                                               --------         --------
Net loss                                                                        (17,230)         (10,167)
                                                                               --------         --------
Accretion of mandatorily redeemable preferred stock                                  --              (18)
Accrued, undeclared dividends on mandatorily redeemable preferred stock              --              (55)
Dividends on convertible preferred stock                                         (2,461)              --
                                                                               --------         --------
Net loss attributable to common shareholders                                   $(19,691)        $(10,240)
                                                                               ========         ========

Net loss per common share - basic and diluted                                  $  (2.07)        $  (0.52)
                                                                               ========         ========
Weighted average shares used in basic and diluted net
  loss per common share calculation                                               9,525           19,838
                                                                               ========         ========


    The accompanying notes are an integral part of these financial statements

                                LendingTree, Inc.
                                 Balance Sheets


                                                                        December 31,        March 31,
                                                                            2000              2001
                                                                          ---------         ---------
                                                                                           (unaudited)
Assets                                                                         ($ in thousands)
Current assets:
  Cash and cash equivalents                                               $   2,666         $  11,379
  Short-term investments                                                      4,991             1,467
  Restricted short-term investments                                           5,059             3,634
                                                                          ---------         ---------
    Total cash and cash equivalents, short-term investments and
      restricted short-term investments                                      12,716            16,480
  Accounts receivable, net of allowance for
   doubtful accounts                                                          7,510             7,519
  Prepaid expenses and other current assets                                   1,010               732
                                                                          ---------         ---------
     Total current assets                                                    21,236            24,731
Equipment, furniture and leasehold improvements, net                          2,866             2,678
Software,  net                                                                6,475             5,377
Intangible assets,  net                                                       6,204             5,489
Other assets                                                                    576             1,366
Investment in other business                                                    600               600
                                                                          ---------         ---------
     Total assets                                                         $  37,957         $  40,241
                                                                          =========         =========


Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                        $   4,778         $   4,772
  Accrued expenses                                                            7,790             7,800
  Current portion capital lease obligations                                     732               724
                                                                          ---------         ---------
      Total current liabilities                                              13,300            13,296
Deposits by subtenants                                                          113               111
Capital lease obligations                                                       848               689
Commitments and contingencies
Mandatorily redeemable securities (Note 4):
  Series A convertible preferred stock, $.01 par value, 8%
   cumulative, 6,885,715 shares authorized, 0 and 6,757,144 shares issued and outstanding at December 31, 2000 and March 31, 2001,
   respectively                                                                  --            21,484
Shareholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized,
   19,653,956 and 19,653,956 shares issued at December 31,
   2000 and  March 31,2001, respectively                                        197               197
Treasury stock (948,971 shares at December 31, 2000 and
  916,515 shares at March 31, 2001, at cost)                                 (5,774)           (5,774)
Additional paid-in-capital                                                  132,080           123,034
Accumulated deficit                                                         (98,149)         (108,316)
Deferred compensation                                                        (3,056)           (2,177)
Notes receivable from officers                                               (1,603)           (2,303)
Unrealized gain on available-for-sale securities                                  1                --
                                                                          ---------         ---------
     Total shareholders' equity                                              23,696             4,661
                                                                          ---------         ---------
     Total liabilities and shareholders' equity                           $  37,957         $  40,241
                                                                          =========         =========


    The accompanying notes are an integral part of these financial statements

                                LendingTree, Inc.
                            Statements of Cash Flows

                                                                 For the Three Months Ended March 31,
                                                                 ------------------------------------

                                                                        2000             2001
                                                                      --------         --------
                                                                            (unaudited)
                                                                          ($ in thousands)
Cash flows used in operating activities:
  Net loss                                                            $(17,230)        $(10,167)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                          113            1,932
    Provision for doubtful accounts                                        138              (14)
    Common stock options issued in lieu of
      compensation/services rendered                                        14               --
    Amortization of deferred compensation                                  493              276
    Compensation charges on officer note                                    --              852
    Changes in assets and liabilities:
      Accounts receivable                                               (1,436)               6
      Prepaid expenses and other current assets                           (220)             278
      Other assets                                                        (375)            (643)
      Accounts payable                                                   9,613               (6)
      Accrued expenses and long term liabilities                           603              213
                                                                      --------         --------
        Net cash used in operating activities                           (8,287)          (7,273)
                                                                      --------         --------

Cash flows from (used in) investing activities:
  Purchase of short-term investments                                   (47,192)         (11,468)
  Liquidation of short-term investments                                 45,516           14,991
  Purchase of restricted investments                                   (35,517)          (3,508)
  Liquidation of restricted investments                                  2,569            4,933
  Investment in another business                                        (2,500)              --
  Purchases of equipment, furniture, leasehold improvements               (621)            (141)
                                                                      --------         --------
      Net cash (used in) provided by investing activities              (37,745)           4,807
                                                                      --------         --------

Cash flows from financing activities:
  Proceeds from sales of common stock and
    warrants and exercise of stock options                                  82               --
  Payment of capital lease obligations                                      --             (163)
  Proceeds from sale of mandatorily redeemable
    Series A convertible preferred stock and warrants,
    net of offering costs                                                   --           11,342
  Proceeds from initial public offering, net of offering costs          44,904               --
                                                                      --------         --------
      Net cash provided by financing activities                         44,986           11,179
                                                                      --------         --------
Net (decrease) increase in cash and cash equivalents                    (1,046)           8,713
Cash and cash equivalents, beginning of period                           2,419            2,666
                                                                      --------         --------
Cash and cash equivalents, end of period                              $  1,373         $ 11,379
                                                                      ========         ========


    The accompanying notes are an integral part of these financial statements

                                LendingTree, Inc.
                  Statements of Changes in Shareholders' Equity
                                 March 31, 2001
                                  (unaudited)
                                ($ in thousands)


                                                                             Common Stock
                                                                         -------------------              Additional
                                                                         Number of              Treasury    Paid-In    Accumulated
                                                                           Shares     Amount      Stock     Capital      Deficit
                                                                         ----------   ------    --------- ----------   -----------
Balance at December 31, 2000                                             19,653,956    $ 197    $ (5,774)  $ 132,080    $ (98,149)

Amortization of deferred compensation
Accrued dividends on Series A convertible preferred stock                                                        (55)
Accretion on Series A convertible preferred stock                                                                (18)
Officer's note received for Series A convertible preferred stock (Note 4)
Compensation charge on officer note                                                                              848
Issuance of warrants in conjunction with credit facility agreements                                              149
Conversion of equity share rights to Series A preferred stock (Note 4)                                        (9,367)
Deferred compensation reduction for forfeited options                                                           (603)
Other comprehensive income:
  Unrealized gain, available-for-sale securities
   Net loss                                                                     -       -            -           -        (10,167)
                                                                         ----------   ------    --------- ----------   -----------
Balance at March 31, 2001                                                19,653,956   $ 197     $ (5,774)  $ 123,034    $(108,316)
                                                                         ==========   ======    ========= ==========   ===========

                                                                                                                       Total
                                                                         Unrealized    Deferred    Notes Receivable Shareholders'
                                                                            Gains    Compensation   from Officers      Equity
                                                                         ----------  ------------  ---------------- -------------
Balance at December 31, 2000                                               $   1      $ (3,056)         $ (1,603)     $ 23,696

Amortization of deferred compensation                                                      276                             276
Accrued dividends on Series A convertible preferred stock                                                                  (55)
Accretion on Series A convertible preferred stock                                                                          (18)
Officer's note received for Series A convertible preferred stock (Note 4)                                   (700)         (700)
Compensation charge on officer note                                                                                        848
Issuance of warrants in conjunction with credit facility agreements                                                        149
Conversion of equity share rights to Series A preferred stock (Note 4)                                                  (9,367)
Deferred compensation reduction for forfeited options                                      603                             -
Other comprehensive income:
  Unrealized gain, available-for-sale securities                              (1)                                           (1)
   Net loss                                                                  -             -                 -         (10,167)
                                                                         ----------  ------------  ---------------- -------------
Balance at March 31, 2001                                                  $ -        $ (2,177)         $ (2,303)     $  4,661
                                                                         ==========  ============  ================ =============


    The accompanying notes are an integral part of these financial statements

                                LENDINGTREE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - THE COMPANY

LendingTree, Inc. was incorporated in the state of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998. In August 2000, we acquired certain assets (principally a nationwide network of real estate agents) and assumed certain liabilities of HomeSpace Services, Inc.

LendingTree offers an Internet-based lending exchange for consumers and lenders. We attract consumer demand to the exchange through our proprietary website, www.lendingtree.com, as well as through private-label and co-branded exchanges enabled by our technology platform, Lend-X(SM). Our website is powered by our lending exchange technology platform, Lend-X. Through our website we also provide access to other services related to owning, maintaining or buying and selling a home, including a network of real estate brokers.

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

We also license and/or host our Lend-X technology for use by other businesses. This enables them to create their own customized co-branded or private-label lending exchanges. Through these Lend-X partnerships, we can earn revenue both from technology fees related to customization, licensing and hosting the third party exchange, as well as from transactional fees resulting from the volume generated through these partners' exchanges.

NOTE 2 - BASIS OF PRESENTATION:

         Interim Financial Information

The financial statements of LendingTree include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of its financial position as of March 31, 2001 and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles are not included herein. These interim financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 as reported by us in our Form 10-K, which is filed with the Securities and Exchange Commission.

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include percentage complete calculations under long-term contracts, useful lives of long-term assets and the valuation of our common stock, options and warrants. Actual results could differ from those estimates.

         Recent Accounting Pronouncements

In January 2001, the Emerging Issues Task Force (EITF) came to conclusions regarding the appropriate recognition and measurements by an issuer for a convertible instrument that is issued in exchange for goods or services or a combination of goods or services and cash. It was determined that SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), should be applied first to determine the fair value of a convertible instrument issued in exchange for goods or services or a combination of goods or services and cash that is in equity form or, if debt in form, that can be converted into equity instruments of the issuer. Then, the requirements of Issue No 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios" (EITF 98-5), and Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" (EITF 00-27), should be applied such that the fair values determined pursuant to SFAS 123 are considered the proceeds from issuing the instrument for purposes of determining whether a beneficial conversion option exists. The measurement of the intrinsic value, if any, of the conversion option under EITF 98-5, as interpreted by EITF 00-27, is then computed by comparing the proceeds received for the instrument to fair value of the common stock that the counterparty would receive upon exercising the conversion option. In February 2001, the EITF issued a new consensus on Issue No. 98-5. The new consensus clarifies that the accounting conversion price should be used to measure the beneficial conversion features contained in such instrument. We do not anticipate that the adoption of the provisions of EITF 00-27 will result in any material impact to our financial position or results of operations.

         Reclassifications

Certain comparative period amounts have been reclassified to conform to current period presentation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Restricted Investments

As of March 31, 2001, we had $3.4 million of investments held in an escrow account that has been established by us and our advertising agency to maintain funds set aside for non-cancelable and approved expenditures and services of the advertising agency. Disbursements from the escrow account can only be made with signatures from both parties. The fund is used only for advertising costs we have approved in advance. Disbursements from the escrow account are made no sooner than one month following the invoice date for the expenditures. We receive all income earned on funds held in this investment account.

         Advertising Expenses

Advertising expenses consist of certain direct expenses, including television, radio and outdoor advertising campaign costs as well as certain indirect expenses, such as agency fees. We expense advertising costs as incurred or the first time the advertising takes place. For the three months ending March 31, 2000 and 2001, advertising expenses were $14.1 million and $8.4 million, respectively.

         Cash Flow Information

For the quarters ended March 31, 2000 and 2001, we paid interest of less than $.1 million in each quarter and paid no income taxes during those quarters.

A supplemental schedule of non-cash financing activities follows:

                                                       Quarter Ended
                                                          March 31,
                                                        ------------
                                                     2000          2001
                                                    --------------------

Notes receivable issued to officers                 $1,603        $  700

Accretion of mandatorily
 redeemable preferred stock                         $   --        $   18

Accrued, undeclared dividends on convertible
 preferred stock                                    $   --        $   55

Issuance of warrants in conjunction
 with credit facility agreements                    $   --        $  148



NOTE 4 - SIGNIFICANT TRANSACTIONS

         Mandatorily Redeemable Series A 8% Convertible Preferred Stock

In March 2001, LendingTree and various investors closed on an arrangement whereby we issued 3,700,001 shares of Series A 8% Convertible Preferred Stock for $12.95 million or $3.50 per share. After deducting fees related to this transaction, this resulted in net proceeds to us totaling approximately $11.3 million. In addition, we issued and sold 200,000 shares to our Chief Executive Officer, funded by a loan from us, for $700,000. An additional 128,571 shares of Series A Preferred Stock were issued on April 30, 2001 at $3.50 per share plus accumulated dividends. As of March 31, 2001, we had recorded approximately $52,000 in offering costs (related to this April transaction) as an asset on our balance sheet. When the proceeds from this sale were received, these offering costs were offset against the preferred stock carrying value. (See Note 6)

Additionally, in conjunction with the March 2001 closing of the Series A Preferred Stock, an Equity Rights Certificate issued to an affiliate of Capital Z on September 29, 2000, for $10 million, was converted into 2,857,143 shares of Series A Preferred Stock. We recorded the conversion of the Equity Rights Certificate through a credit to mandatorily redeemable preferred stock of approximately $9.4 million (net of offering and other related costs) with a corresponding charge to additional paid-in capital. This amount was determined as the gross proceeds received net of offering costs (of approximately $156,000) and the estimated fair value of the warrants to acquire 135,000 shares of common stock, that were issued on September 29, 2000. Using a valuation model, the estimated fair value of the warrants was determined to be approximately $.5 million.

The holders of the Series A Preferred Stock are entitled to receive when, and if declared by our Board of Directors, dividends on the Series A Preferred Stock equal to eight percent (8%) of the stated value per share (as defined) payable at our option (i) in cash on each quarterly dividend date or (ii) by an upward adjustment to the stated value per share on a quarterly dividend payment date. Dividends on the Series A Preferred Stock are cumulative and accrue daily from the date of original issuance. Dividends are payable on the last day of March, June, September and December of each year, commencing on June 30, 2001. Dividends that are paid by increasing the stated value of the preferred stock will be recorded based on the fair value of the preferred stock and will consider the fair value of the underlying common stock into which the additional value is convertible. As of March 31, 2001, approximately $55,000 of dividends had accrued on the 6,757,144 total outstanding Series A Preferred Stock shares. These dividends have increased the carrying value of the Series A preferred stock and are a component of net loss attributable to common shareholders. The accrued dividends on the 200,000 shares sold to our Chief Executive Officer have been recorded as non-cash compensation expense.

Each share of Series A Preferred Stock is convertible, at the option of the holder, into common stock after the date on which our stockholders approve the conversion provisions of the Series A Preferred Stock.

Each share of Series A Preferred Stock is convertible into the number of shares of common stock determined by dividing (a) the current value per share by (b) the conversion price. The current value per share is the sum of the initial purchase price ($3.50) per share as adjusted for accumulated dividends. The conversion price is the initial purchase price, subject to revision from time to time, as described in the agreement.

The shares of Series A Preferred Stock will be redeemable at the option of LendingTree for cash commencing on and after March 31, 2004 at a price per share equal to the product of (a) the "Applicable Percentage" multiplied by the (b) then current value per share. The Applicable Percentage is initially 120% and declines to 105% ratably on a daily basis over the two-year period ending March 21, 2006.

We are required to redeem all Series A Preferred Stock shares remaining outstanding on the fifth anniversary of the issue date of such shares at a price of 105% of the then current value per share. We are accreting the value of the preferred stock up to the redemption value of the shares using the effective interest method. This is increasing the value of the preferred stock and the charge is included in the computation of net loss attributable to common shareholders

         Revolving line of credit

In March 2001, LendingTree and the Union Labor Life Insurance Company, on behalf of its separate account P, ("ULLICO"), a current shareholder, entered into an agreement whereby ULLICO provided us with a two year collateralized credit agreement under which we may borrow funds on a revolving basis, up to $5.0 million, subject to certain covenants and restrictions.

Under the terms of the ULLICO agreement, we are required to pay interest quarterly on the average quarterly outstanding balance at a rate of 6% per annum in cash and additional interest in the form of warrants to purchase our common stock at a price of $.01 per share. The number of warrants ULLICO is entitled to receive is based on the average amount outstanding on the revolving line of credit during the quarter multiplied by an annual interest rate of 14% divided by $3.99 (subject to certain adjustments as defined in the agreement). These warrants expire five years after their date of grant. We will record interest expense based on the estimated fair value of the warrants on the date that they are issued.

In addition, as a commitment fee, ULLICO received warrants to purchase 40,000 shares of our common stock with an exercise price of $.01 per share. The estimated fair value of those warrants, approximately $.1 million, calculated using a valuation model, was recorded as a long-term asset and is being amortized to interest expense over the life of the revolving line of credit. Additionally, approximately $.2 million of other related offering costs have been recorded as a long-term asset and are also being amortized to interest expense over the life of the revolving line of credit.

The ULLICO line of credit is senior to all indebtedness of LendingTree for borrowed money. ULLICO has a security interest in substantially all of our assets (tangible and intangible).

The ULLICO credit agreement contains customary covenants, representations and warranties. Additionally, we must meet certain financial targets quarterly for revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the agreement.

As of March 31, 2001 we had not borrowed and there was no balance outstanding under this line of credit.

         Revolving Loan

In March 2001, LendingTree and the Federal Home Loan Mortgage Corporation ("Freddie Mac") (a current customer) entered into a two-year revolving loan agreement whereby Freddie Mac provided us a two-year credit agreement under which we may borrow up to $2.5 million on a revolving basis, subject to certain covenants and restrictions.

Under the terms of the Freddie Mac agreement, we are required to pay interest quarterly on the average daily outstanding balance at a rate of 10% per annum in cash and additional interest in the form of warrants to purchase our common stock at price of $.01 per share. The number of warrants Freddie Mac is entitled to receive is based on the average amount outstanding on the revolving loan during the quarter multiplied by an annual interest rate of 10% divided by $3.99 (subject to certain adjustments as defined in the agreement). These warrants expire five years after their date of grant. We will record interest expense based on the estimated fair value of the warrants on the date that they are issued.

In addition, as a commitment fee, Freddie Mac received warrants to purchase 12,500 fully paid up shares of our common stock with an exercise price of $.01 per share. The $35,000 estimated fair value of these warrants, calculated using a valuation model, was recorded as a long-term asset and is being amortized to interest expense over the life of the revolving loan. Additionally, approximately $.1 million of other related offering costs have been recorded as a long-term asset and are also being amortized to interest expense over the life of the revolving loan.

This revolving loan agreement contains customary covenants, representations and warranties. Additionally, we must meet certain financial targets quarterly for revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement.

The Freddie Mac revolving loan allows for Freddie Mac to exercise certain rights to a version of our core software that has been specifically customized for Freddie Mac (the "PLV"), in the event of default. Upon default, such rights would become exercisable and entitle Freddie Mac to obtain and maintain, modify, enhance and market the PLV for its use.

As of March 31, 2001 we had not borrowed and there was no balance outstanding under this revolving loan.

         Equity Line

In March 2001, we entered into a common stock purchase agreement with Paul Revere Capital Partners, Ltd. ("Paul Revere") for the potential future issuance and purchase of up to $24 million of our common stock. Under this arrangement, we, at our sole discretion, may issue and exercise up to twenty-four drawdowns under which Paul Revere is obligated to purchase a certain number of shares of our common stock.

If we choose to drawdown the equity line, the minimum amount of any drawdown is $0.1 million and the maximum amount is the greater of (i) $1 million and (ii) 20% of the average of the daily volume weighted average price of our common stock for the twenty-two (22) day trading period immediately prior to the date we request a drawdown multiplied by the total trading volume of the common stock for such period. Only one drawdown shall be allowed in each period of 22 trading days beginning on the date of the drawdown notice. Subject to certain adjustments, the number of shares to be issued on each settlement date shall be a number of shares equal to the sum of the quotients (for each trading day within the settlement period) of (x) 1/22nd of the investment amount and (y) the purchase price on each trading day within the settlement period.

Under this arrangement, the price at which we can sell shares of our common stock to Paul Revere is equal to 95% of the daily volume weighted average price. We may set a threshold (lowest) price during any drawdown period at which we will sell our common stock in accordance with this agreement.

The commitment period of this arrangement is the 24 consecutive month period immediately following the effective date of this arrangement. The effective date is defined, as the date when the Registration Statement of LendingTree covering the shares being subscribed for is declared effective by the Securities and Exchange Commission. The maximum net proceeds we can receive are $24.0 million less a 4% placement fee payable to its placement agent. A registration statement for the shares must be declared effective by the Securities Exchange Commission before Paul Revere is obligated to purchase any common shares that we may request from time to time.

As of March 31, 2001 there have been no drawdowns under this equity line.

         Other Arrangements

In March 2001, in connection with the sale of the Series A Preferred Stock, we entered into a promissory note and pledge agreement with our Chief Executive Officer ("CEO") to provide him with a $700,000 loan to acquire 200,000 shares of the Series A Preferred Stock. The loan is to be repaid in two installments of $35,000 due on January 31, 2002 and 2003, respectively, and three installments of $210,000, plus interest due on January 31, 2004, 2005 and 2006, respectively. Interest on the outstanding balance accrues at the applicable Federal Rate. To collateralize these loans, the CEO and LendingTree have entered into a pledge agreement. This note and pledge agreement amends and restates existing notes and pledge agreements that the CEO and LendingTree have entered into with respect to $1.7 million in loans for option exercises. The new pledge agreement covers all three loans totaling $2.4 million. Under the pledge agreement, the CEO has granted us a security interest in all of the CEO's shares of common and preferred stock that he beneficially owns, other than 88,900 shares held through a irrevocable family trust. The CEO is precluded from selling or transferring securities or options or warrants to purchase our securities without our prior consent. The pledge agreement specifies that as long as the CEO is employed by LendingTree, our sole recourse for satisfaction of the obligations will be our rights to the CEO's shares of our common and preferred stock. As a result of these agreements, we will report periodic changes in the fair value of the underlying securities, including accretion of the underlying preferred shares to their redemption value, as non-cash compensation charges. As of March 31, 2001, total non-cash compensation charges related to changes in fair value of the common stock and preferred stock pledged as collateral were approximately $.8 million.

         Option Grants

In January 2000, we granted stock options to purchase 769,225 shares of common stock to employees at an exercise price of $9.28 per share. Based on the difference between the strike price of these options and the fair market value at the date of grant ($11.00), we recorded a deferred compensation charge and have been amortizing it to expense over the options' four year vesting period. In the first quarter of 2001, we adjusted the balance of deferred compensation to reflect forfeited options. The remaining deferred compensation balance at March 31, 2001 is approximately $2.0 million. For the three months ended March 31, 2000 and 2001, we recorded compensation expenses of $.3 million and $.2 million, respectively, related to these options.


NOTE 5 - NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Common stock equivalents, including stock options and warrants, are excluded from the calculation, as their effect would be anti-dilutive. The calculation of diluted loss per share for the three months ended March 31, 2001 excludes options and warrants to purchase approximately .8 million shares of common stock as their impact would be anti-dilutive.


NOTE 6 - SUBSEQUENT EVENTS

On April 30, 2001, we issued an additional 128,571 shares of Series A Preferred Stock for approximately $.45 million. As of April 30, 2001, there are 6,885,715 shares of Series A Preferred Stock outstanding. The offering costs related to these shares will be recorded as an offset to the preferred stock carrying value.

On April 24, 2001, one of the three officer loans, issued for the purpose of exercising non-qualified stock options in February 2000, was repaid. We received approximately $.1 million for payment in full of the outstanding loan balance and interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

LendingTree, Inc. was incorporated in the state of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998. In August 2000, we acquired certain assets (principally a nationwide network of real estate agents) and assumed certain liabilities of HomeSpace Services, Inc.

LendingTree offers an Internet-based lending exchange for consumers and lenders. We attract consumer demand to the exchange through our proprietary website, www.lendingtree.com, as well as through private-label and co-branded exchanges enabled by our technology platform, Lend-X(SM). Our website is powered by its loan exchange technology platform, Lend-X. Through our website, we also provide access to other services related to owning, maintaining or buying and selling a home, including a network of real estate brokers.

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

We also license and/or host our Lend-X technology for use by other businesses, enabling them to create their own customized co-branded or private-label lending exchanges. Through these Lend-X partnerships, we can earn revenue both from technology fees related to customization, licensing and hosting the third party exchange, as well as from transactional fees resulting from the volume generated through these partners' exchanges.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO
         THREE MONTHS ENDED MARCH 31, 2000

         REVENUE

Total revenue was approximately $12.3 million in the three months ended March 31, 2001, an increase of $7.8 million from $4.5 million reported in the same period in 2000.

Network

Our network revenue was approximately $11.2 million, or 92% of total revenue, for the three months ended March 31, 2001, compared with approximately $4.4 million, or 98% of total revenue, for the same period in 2000. This revenue growth reflects a substantial increase in volume of qualification forms we transmitted to our lenders and in the amount of revenue earned from closed-loan fees. It also reflects the addition of realty services to our product offerings. We attribute the increase in transmission volume (from approximately 134,000 discrete transmitted qualification forms in the three months ended March 31, 2000 to approximately 344,000 in the three months ended March 31, 2001) primarily to increased brand awareness and a significant increase in website traffic due to the effectiveness of our advertising spending in the 2000. This increased volume can also be partially attributed to the recent lowering of interest rates. The increase in closed-loan fees is due not only to the increased transmission volume, but also to an increase in the number and variety of lenders on our network. Closed loans increased from 24,000 in the three months ended March 31, 2000 to 64,000 in the three months ended March 31, 2001.

Lend-X technology

Lend-X technology revenue totaled $1.0 million, or 8% of our revenue, for the three months ended March 31, 2001. This is an increase of $.9 million over the same period in 2000. The growth in Lend-X technology revenue in the three months ended March 31, 2001 is the result of several significant new customization, licensing and hosting contracts that have been entered into since the first quarter of 2000. These new licensing and hosting contracts contain certain upfront fees that are being recognized as revenue over their expected service periods. The new contracts provide for transactional revenue as well, based on volume that has been enabled by our technology through these customers' sites. For the period ended March 31, 2001, two customers accounted for 32% and 25%, respectively, of our total Lend-X technology revenue.


         GROSS PROFIT AND COST OF REVENUE

Gross profit of $8.8 million (72% of total revenue) for the three months ended March 31, 2001 was approximately $6.0 million higher than the same period of 2000 which had gross profit of $2.8 million (63% of total revenue). The improvement in gross margin and gross margin percentage is due to the substantial increase in network revenue, as noted above, without similar, proportionate increases in network costs of revenue.

Total cost of revenue increased $1.8 million from $1.7 in the first quarter of 2000 to $3.5 in the first quarter of 2001. This is principally due to increases in variable network cost of revenue and due to the addition of realty services to our product offerings. The most significant portions of our costs of revenue are volume-based. Costs such as credit scoring fees, consumer promotional costs, network hosting expenses and direct costs to Lend-X partners tend to increase as volume and revenue increase.

Network

For the period ending March 31, 2001, variable network costs of revenue were $1.9 million or approximately $.5 million higher than the same period in 2000. In the first quarter of 2001, variable network cost of revenue included approximately $.9 million for direct consumer promotion costs associated with customers that requested and qualified for rebates. These promotional costs were approximately $.4 million during the first quarter of 2000. During the first quarter of 2000, the most significant direct consumer promotion cost was associated with consumers that requested and qualified for a credit card through the network and also closed a loan through our network of lenders.

Costs of revenue that are not directly volume based, principally personnel costs increased approximately $.2 million reflecting increased staffing in our implementation and customer care departments.

Lend-X technology

Costs of revenue associated with Lend-X technology are principally employment costs related to customizing and/or implementing Lend-X for partners, as well as ongoing server costs related to hosting Lend-X for these partners. Since we have entered into several new Lend-X technology arrangements since first quarter 2000, these types of costs were $.3 million higher in the first quarter of 2001 (at $.4 million) compared to the first quarter of 2000 (at $.1 million).


         OPERATING EXPENSES

Product development expense was approximately $1.1 million for the three months ended March 31, 2001 and $.5 million for the same period in 2000. The increase from first quarter 2000 to first quarter 2001 is principally related to increased personnel costs. Product development costs consist of expenses incurred related to the ongoing efforts to enhance and maintain the functionality of our Lend-X technology and our website.

Marketing and advertising expenses decreased $6.0 million to approximately $8.9 million for the three months ended March 31, 2001 compared to $14.9 million for the same period in 2000. During the first quarter of 2000, we spent significantly more on advertising as we kicked off our national brand-building advertising campaign with combinations of network and spot television and radio as well as cable television advertising. During the first quarter of 2001 we were already experiencing very high consumer volume on our website as a result of prior advertising efforts and the Federal Reserve's recent action of lowering interest rates and as a result we were able to reduce our advertising spending.

Sales, general and administrative expenses increased to $9.1 million for the three months ended March 31, 2001 from $5.2 million for the same period in 2000. Approximately $1.6 of this increase is due to higher employee compensation related costs due to the hiring of 80 additional people during the period following the first quarter 2000 through first quarter 2001, reflecting the growth in our business. The amortization of the excess purchase price related to the acquisition of certain assets of HomeSpace contributed to $1.3 million of the increase. Depreciation expenses increased $.5 million from the first quarter 2000 to first quarter 2001 reflecting new equipment and software purchases. We believe that we have the current infrastructure and staff necessary to support the forecasted growth and as such we do not expect sales, general and administrative spending to continue to grow at these rates in the foreseeable future.

Included in our operating expenses for the three months ended March 31, 2001 are non-cash compensation charges of $1.1 million. The most significant component of this expense relates to the charge taken as a result of fair value changes of the securities collateralizing the Chief Executive Officer note. This expense for the period ending March 31, 2001 was $.8 million. As of March 31, 2001, our balance sheet also reflected deferred non-cash compensation charges of $2.2 million related to certain stock option grants that were considered compensatory. This deferred charge is being amortized over the four-year vesting period associated with the related options, ending principally in the third quarter of 2003 and the first quarter of 2004.

         INTEREST INCOME

Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income decreased to $.1 million in the three months ended March 31, 2001 from $.5 million in the same period in 2000. This decrease was primarily due to a higher average cash balance in the first quarter of 2000 as a result of the net proceeds from our initial public offering in February 2000.

         OTHER INFORMATION

For the three months ended March 31, 2000 and 2001, we had losses before taxes, interest, depreciation and amortization and other non-cash compensation charges ("EBITDA Losses") of $17.1 million and $7.2 million, respectively. Non-cash compensation charges of $.5 million and $1.1 million are excluded from the EBITDA Losses for the three months ended March 31, 2000 and 2001, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, LendingTree had approximately $16.5 million in cash, cash equivalents, restricted investments and short-term investments. Management believes that the existing cash and cash equivalents, including the proceeds from the Series A Preferred Stock sales noted above, the availability of the revolving credit facilities noted above and cash generated from operations will be sufficient to fund our operating and capital needs through 2001.

Although we have historically experienced significant revenue growth and we plan to reduce negative cash flows from future operations, the operating results for future periods are subject to numerous uncertainties. There can be no assurance that revenue growth will continue or that we will be able to achieve or sustain profitability. Hence, our liquidity could be significantly affected. However, if revenue does not grow as anticipated or if we are unable to successfully raise sufficient additional funds through the $24 million equity line referred to above, or in another manner, management would reduce discretionary operating expenditures, including advertising and marketing and certain administrative and overhead costs. We believe that available cash will be sufficient to fund our operations and capital expenditures through 2001, after which time, management believes that we will become cash flow positive. Failure to generate sufficient revenue or to reduce costs as necessary could have a material adverse effect on our ability to continue as a going concern and to achieve our business objectives.

Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, our shareholders may experience significant dilution.

Substantially all of our assets are pledged under the above revolving credit arrangements and existing capital lease obligations. A covenant in one of our capital lease agreements requires that we maintain a cash balance of not less than $5 million throughout the term of the lease. If our cash balance falls below $5 million at the end of a period, we will be required to collateralize the balance of the lease with cash.

On April 30, 2001, we received approximately $.45 million, net of approximately $52,000 of offering costs, from the issuance of 128,571 shares of Series A Convertible Preferred Stock.

On March 20, 2001, we received approximately $11.3 million; net of approximately $1.6 million of offering costs, from the issuance of 3,700,001 shares of Series A Convertible Preferred Stock.

On September 29, 2000, we received $10 million from an affiliate of Capital Z, our largest investor, in exchange for an Equity Rights Certificate. In conjunction with the March 20, 2001, Series A Convertible Preferred Stock sale, the Equity Rights Certificate was converted into 2,857,143 million shares of the Series A Convertible Preferred Stock.

On August 2, 2000, we acquired certain assets and assumed certain liabilities of HomeSpace. The consideration paid for the acquired assets consisted of $6.2 million in cash and 639,077 shares of our common stock.

On February 15, 2000, we completed the sale of 4,197,500 shares of our common stock at an initial public offering price of $12.00 per share, raising approximately $44.9 million net of offering costs, underwriting discounts and commissions.

Excluding our initial public offering and the September 29, 2000 financing noted above, we have financed our operations primarily through private placements of securities, raising over $64 million, net of offering costs, since inception.

Restricted cash at March 31, 2001 of $3.6 million includes investments that are maintained in an escrow account that was established by us and our advertising agency to maintain funds set aside for non-cancelable and approved expenditures and services of the advertising agency. Disbursements from the escrow account can only be made for advertising expenditures we have approved in advance.

Net cash used in operating activities was $8.3 million and $7.3 million in the three months ended March 31, 2000 and 2001, respectively.

         INCOME TAXES

LendingTree has not generated taxable income for federal or state purposes to date and therefore has not paid any federal or state taxes since inception. Utilization of our net operating loss carryforwards, which begin to expire in 2011, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realization.

         FORWARD-LOOKING STATEMENTS AND CERTAIN RISKS

This quarterly report on Form 10-Q contains certain forward-looking statements and information based on our beliefs as well as assumptions made by, and information currently available to us. These statements include, among others, those relating to the growth of our sales, general and administrative spending in the future; our ability to fund our operating and capital needs through 2001 with our existing cash and cash equivalents together with availability under our revolving credit facilities; our plans to reduce negative cash flows in the future; our ability to become cash flow positive after 2001. Our actual results could differ materially from the results discussed in any of our forward-looking statements. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

The forward-looking statements reflect our current views with respect to future events and are subject to a number of risks, including, among others, the following: risks related to our financial condition, risks related to our markets and strategy, risks related to the internet and our technology infrastructure, risks related to legal and regulatory uncertainty and risks related to our stock price and corporate control.

Risks related to our financial condition include the following: if we are unable to obtain additional funds from other financings we may have to significantly curtail the scope of our operations and alter our business model; our business model is unproven and could fail; we have a history of losses and expect losses for 2001; our limited operating history makes our business and prospects difficult to evaluate; our operating results may be negatively impacted by fluctuations in interest rates;

substantially all of our assets are pledged under existing revolving credit arrangements and capital lease obligations, and we may be required to collateralize the balance of one of our capital leases with cash.

Risks related to our markets and strategy include the following: our future success is dependant upon increased acceptance of the Internet by customers and lenders as a medium for lending; lenders in our network are not precluded from offering consumer credit products outside of or exchange; if our participating lenders do not provide competitive levels of service to our consumers, our brand will be harmed and our ability to attract consumers to our website will be limited; we may not be able to manage our expanding operations effectively; our quarterly operating results are not an indication of our future results; if we are unable to maintain our brand recognition, consumer and lender demand for our service may dwindle; we cannot assure you that any acquisition we elect to make will be successful; and our business could suffer if we lose the services of our CEO.

Risks related to the Internet and our technology infrastructure included the following: we may experience reduced visitor traffic, reduced revenue and harm to our reputation in the event of unexpected network interruptions caused by system failures; breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities; and failure to protect our intellectual property rights could impair our ability to compete effectively.

Risk related to legal and regulatory uncertainty include the following: failure to comply with laws governing our service or material changes in the regulatory environment relating to the Internet could have a material adverse effect on our business; many states require us to obtain licenses to offer our products and we have not obtained those licenses in every state; because some state regulations impose filing obligations on some of our largest stockholders and customers, if any of these parties fail to comply with these filing obligations, we may be unable to obtain or maintain necessary licenses in these states for reasons beyond our control; regulation of the Internet is unsettled, and future regulations could inhibit the growth of the Internet, decrease the number of visitors to our website or otherwise materially adversely affect our business; and we may be limited or restricted in the way we establish and maintain our online relationships by laws generally applicable to our business.

Risks related to our stock price and corporate control include the following: sales of substantial amounts of our common stock in the public market, including shares issuable upon the conversion of shares of our Series A 8% convertible preferred stock, could reduce the value of current shareholders' investments; holders of our recently issued our Series A 8% convertible preferred stock have significantly greater rights and preferences than our common shareholders; if our common stock price drops significantly, we may be delisted from the Nasdaq National Market, which could eliminate the trading market for our common stock; we may be unable to access all or part of our equity line facility; it may be difficult for a third party to acquire us, which could depress our stock price; and our executive officers and directors and entities affiliated with them, whose interests may differ from other stockholders, have the ability to exercise significant control over us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently have no floating rate indebtedness, hold no derivative instruments, and do not earn foreign-sourced income. All of our transactions occur in U.S. dollars and we do not have any investments in foreign countries. Accordingly, changes in interest rates and currency exchange risks related to these types of transactions do not have a direct effect on our financial position or results of operations.

We are subject to interest rate risks on our investment portfolio. We attempt to mitigate interest rate risks on such investments by following a policy of investing only in high credit quality and marketable securities with maturities of nine months or less and by planning for liquidity needs to help ensure the investments can be held to maturity. We cannot currently quantify the risks associated with hypothetical changes in market rates on its future investment portfolio.

We are subject to market risk under our new agreements related to our recent financing transactions. These agreements expose us to market risk, as they require us to record certain non-cash charges which may be based on changes in the fair value of our common stock. Dividends on our Series A Preferred Stock that are paid by increasing the stated value will be recorded based on the fair value of the underlying common stock into which the additional value is convertible. Under the officer pledge agreement, we are required to report periodic changes in the fair value of the underlying securities; including accretion of the underlying preferred shares to their redemption value; as non-cash compensation charges. Additionally, our new credit facility agreements, under which we have not borrowed, require that a portion of the quarterly interest payments be in the form of warrants. The amount of interest expense that we will record will be based upon the estimated fair value of the warrants on the date that they are issued.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

We have been named as one of a number of defendants in a putative class action lawsuit originally filed on September 7, 2000 in California Superior Court in Contra Costa, California. This action for injunctive relief and class action restitution was filed under Cal. Bus. Prof. Code sections 17200 and 17500. The lawsuit was removed to federal court on October 13, 2000, and was caption Ainsworth, et al. V. Ohio Savings Bank, et al., Case No. 300-CV-3786 (N.D. Cal.). The lawsuit was remanded to California Superior Court in Contra Costa, California on January 12, 2001, Case No. MS C00-03812, and is pending there. The other defendants named in the action are Ohio Savings Bank, Costco Wholesale Corp., Costco Financial Services Inc., First American Title Insurance Company and First American Lenders Advantage. Plaintiffs have sought limited discovery from us and we are in the process of complying with plaintiffs' discovery requests.

This case challenges the legality of the payment of premium spreads to HomeSpace Services, Inc. through an affinity lending program with co-defendants Costco Wholesale and Ohio Savings Bank. We acquired certain assets of HomeSpace through an asset purchase on August 2, 2000. We intend to file a motion for summary judgement in the case on the grounds that we are not liable for the actions of HomeSpace by virtue of our purchase of certain of its assets. Plaintiffs also assert that we are paid yield spread premiums as part of the Costco relationship, and seek to enjoin our receipt of such payments in the future and to require certain additional disclosures and consents from borrowers. We do not receive any premium payments, and do not anticipate receiving any premium payments in the future. We believe that it is too early to make any judgements concerning the likelihood of an unfavorable outcome or to make any further assessment of the amount or range of possible loss in this action, since the complaint primarily challenges the actions of HomeSpace for actions taken prior to our purchase of certain assets of HomeSpace, we have not yet moved for summary judgement and the case has not progressed. We believe that it would be incorrect for a Court to hold us liable for the actions of HomeSpace, but such an outcome is possible. Moreover, plaintiffs' claims as to requiring additional disclosures and consents in connection with the Costco program loans are still in the process of being articulated at this stage of the case. We do note that the disclosure and consent claims appear to be raised primarily as the basis for injunctive relief, not for relief in damages.

We have retained counsel and are vigorously defending against these claims. Although there can be no assurances, we do not believe that the outcome of any proceeding will have a material effect on our financial condition, cash flows or results of operations.

We were recently the subject of a routine examination conducted by the New York State Banking Department ("NYSBD"). At the close of the examination, during the exit interview, NYSBD examiners raised an issue orally as to whether the we are obligated to make certain mortgage broker disclosures to consumers under New York state law. As of this date, NYSBD has not instituted any investigation or enforcement action. We could face a possible administrative fine and/or penalty. We believe that the NYSBD regulation which triggers the disclosures in question is inapplicable to us. We intend to work with the NYSBD to clarify the application of its regulations to our activities, and, if necessary, to contest any fine or penalty. Although there can be no assurances, we do not believe that the outcome of any proceeding will have a material effect on our financial condition or the results of our operations.

We are involved in other litigation from time to time that is routine in nature and incidental to the conduct of our business. We believe that the outcome of any such litigation would not have a material adverse effect on our financial condition or the results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 30, 2001, we issued 128,571 shares of Series A 8% Convertible Preferred Stock for approximately $.45 million, or $3.50 per share to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 thereunder. These shares are convertible into shares of our common stock in the manner described in Note 4 to the Financial Statements in Part 1, Item 1 above.

On March 20, 2001, we issued 3,700,001 shares of Series A 8% Convertible Preferred Stock for approximately $12.95 million, or $3.50 per share to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933 personate to Rule 506 thereunder. This excludes an additional 200,000 shares that were purchased on this date by our Chief Executive Officer, with funds he obtained through a $700,000 loan from us in a transaction also exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 thereunder. See Note 4 to the Financial Statements in Part 1, Item 1 above.

On March 20, 2001, we issued ULLICO and Freddie Mac warrants to purchase 40,000 and 12,500 shares of our common stock, respectively, with an exercise price of $.01 per share, as commitment fees in connection with revolving credit facilities. These transactions were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. See Note 4 to the Financial Statements in Part 1, Item 1 above.

On September 29, 2000, an affiliate of Capital Z Partners ("Capital Z"), our largest shareholder, purchased an Equity Rights Certificate from LendingTree for $10 million. Capital Z also received a commitment fee warrant to purchase 135,000 shares of our common stock with an exercise price of $3.762. In conjunction with our sale of Series A Convertible Preferred Stock, Capital Z's Equity Rights Certificate was converted into 2,857,143 million shares of the Series A Convertible Preferred Stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS:

None.

(b) REPORTS ON FORM 8-K:

No report on Form 8-K was filed during the quarter ended March 31, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LENDINGTREE, INC.


Date:   May 15, 2001             By:  /s/ Keith B. Hall
       -------------                 -------------------------------------------
                                     Keith B. Hall, Senior Vice President,
                                     Chief Financial Officer and Treasurer