Form 10-Q
period 2001-06-30
LENDINGTREE INC
filed 2001-08-14
CIK 1096479

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark one)
     -----
      X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----               SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30,
                                      2001

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

                                 (704) 541-5351
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         As of July 31, 2001 there were 18,978,815 shares of Common Stock, $.01 par value, outstanding, excluding 812,831 shares of treasury stock.

===============================================================================

                                LENDINGTREE, INC.
                                TABLE OF CONTENTS

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART I FINANCIAL INFORMATION:

Item 1.  Financial Statements

          Statements of Operations -
              Three months and six months ended June 30, 2000
              and June 30, 2001 (unaudited)                              3
          Balance Sheets -
              December 31, 2000 and June 30, 2001 (unaudited)            4
          Statements of Cash Flows -
              Six months ended June 30, 2000 and June 30,
              2001 (unaudited)                                           5
          Statement of Changes in Shareholders' Equity (Deficit)-
              June 30, 2001 (unaudited)                                  6
          Notes to Financial Statements                                  7

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations             12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     20


PART II OTHER INFORMATION:

Item 1. Legal Proceedings                                               21

Item 2. Changes in Securities and Use of Proceeds                       21

Item 4. Submission of Matters for a Vote of Security Holders            21

Item 5. Other Information                                               22

Item 6. Exhibits and Reports on Form 8-K                                22

Signature                                                               23


                          ----------------------------


PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF LENDINGTREE, INC. OR THIRD PARTIES.

                          ----------------------------

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.


                                LENDINGTREE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        FOR THE THREE MONTHS ENDED JUNE 30,  FOR THE SIX MONTHS ENDED JUNE 30,
                                                               2000             2001             2000             2001
                                                             --------         --------         --------         --------
                                                                         (in thousands, except per share data)
Revenue:
         Network                                             $  7,302         $ 13,910         $ 11,675         $ 25,154
         Lend-X technology                                        397            1,899              507            2,911
                                                             --------         --------         --------         --------
             Total revenue                                      7,699           15,809           12,182           28,065
                                                             --------         --------         --------         --------
Cost of revenue:
         Network                                                1,914            3,245            3,455            6,281
         Lend-X technology                                        153              348              275              798
                                                             --------         --------         --------         --------
             Total cost of revenue                              2,067            3,593            3,730            7,079
Gross profit:
         Network                                                5,388           10,665            8,220           18,873
         Lend-X technology                                        244            1,551              232            2,113
                                                             --------         --------         --------         --------
             Total gross profit                                 5,632           12,216            8,452           20,986
Operating expenses:
   Product development                                          1,049            1,164            1,564            2,249
   Marketing and advertising                                   18,734           10,600           33,620           19,474
   Sales, general and administrative                            5,513           11,472           10,699           20,565
                                                             --------         --------         --------         --------
             Total operating expenses                          25,296           23,236           45,883           42,288
                                                             --------         --------         --------         --------
Loss from operations                                          (19,664)         (11,020)         (37,431)         (21,302)
Loss on impaired investments                                       --             (350)              --             (350)
Interest income                                                   885              188            1,422              346
Interest expense and other financing charges                      (17)             (85)             (17)            (128)
                                                             --------         --------         --------         --------
Net loss                                                      (18,796)         (11,267)         (36,026)         (21,434)
                                                             --------         --------         --------         --------
Accretion of mandatorily redeemable
   convertible preferred stock                                     --             (188)              --             (206)
Dividends on mandatorily redeemable
   convertible preferred stock                                     --             (906)          (2,461)            (961)
                                                             --------         --------         --------         --------
Net loss attributable to common shareholders                 $(18,796)        $(12,361)        $(38,487)        $(22,601)
                                                             ========         ========         ========         ========

Net loss per common share - basic and diluted                $  (1.04)        $  (0.66)        $  (2.79)        $  (1.17)
                                                             ========         ========         ========         ========
Weighted average shares used in basic and diluted net
  loss per common share calculation                            18,023           18,765           13,774           19,299
                                                             ========         ========         ========         ========


    The accompanying notes are an integral part of these financial statements

                                LENDINGTREE, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                        DECEMBER 31,        JUNE 30,
                                                                            2000              2001
                                                                         ---------         ---------
                                                                                          (unaudited)
ASSETS                                                                         ($ in thousands)
Current assets:
  Cash and cash equivalents                                              $   2,666         $   4,799
  Short-term investments                                                     4,991               549
  Restricted short-term investments                                          5,059             8,685
                                                                         ---------         ---------
    Total cash and cash equivalents, short-term investments and
      restricted short-term investments                                     12,716            14,033
  Accounts receivable, net of allowance for doubtful accounts
   ($649 at December 31, 2000 and $334 at June 30, 2001)                     7,510             8,478
  Prepaid expenses and other current assets                                  1,010             1,036
                                                                         ---------         ---------
     Total current assets                                                   21,236            23,547
Equipment, furniture and leasehold improvements, net                         2,866             2,429
Software,  net                                                               6,475             4,459
Intangible assets,  net                                                      6,204             4,898
Other assets                                                                 1,176             1,332
                                                                         ---------         ---------
     Total assets                                                        $  37,957         $  36,665
                                                                         =========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                       $   4,778         $   6,481
  Accrued expenses                                                           7,790             9,148
  Current portion capital lease obligations                                    732               755
                                                                         ---------         ---------
      Total current liabilities                                             13,300            16,384
Deposits by subtenants                                                         113               126
Capital lease obligations                                                      848               512
Commitments and contingencies (Note 5)
Mandatorily redeemable securities (Note 4):
  Series A convertible preferred stock, $.01 par value, 8%
   cumulative, 6,885,715 shares authorized, 0 and 6,885,715 shares issued and outstanding at December 31, 2000 and June 30, 2001,
   respectively                                                                 --            22,522
Shareholders' equity (deficit):
Common stock, $.01 par value, 100,000,000 shares authorized,
   19,653,956 and 19,730,312 shares issued at December 31,
   2000 and  June 30, 2001, respectively                                       197               197
Treasury stock (948,971 shares at December 31, 2000 and
  812,831 shares at June 30, 2001, at cost)                                 (5,774)           (5,120)
Additional paid-in-capital                                                 132,080           125,788
Accumulated deficit                                                        (98,149)         (119,583)
Deferred compensation                                                       (3,056)           (1,926)
Notes receivable from officers                                              (1,603)           (2,235)
Unrealized gain on available-for-sale securities                                 1                --
                                                                         ---------         ---------
     Total shareholders' equity (deficit)                                   23,696            (2,879)
                                                                         ---------         ---------
     Total liabilities and shareholders' equity (deficit)                $  37,957         $  36,665
                                                                         =========         =========


   The accompanying notes are an integral part of these financial statements

                                LENDINGTREE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                                   ---------------------------------

                                                                        2000             2001
                                                                      --------         --------
                                                                           ($ in thousands)
Cash flows used in operating activities:
  Net loss                                                            $(36,026)        $(21,434)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                          297            3,894
    Loss on disposal of fixed assets                                        --                3
    Loss on impairment of investment                                        --              350
    Provision for doubtful accounts                                        328              (34)
    Non-cash compensation charges                                        1,042            4,655
    Changes in assets and liabilities:
      Accounts receivable                                               (4,370)            (934)
      Prepaid expenses and other current assets                           (178)             (26)
      Other assets                                                        (344)            (360)
      Accounts payable                                                   2,638            1,703
      Accrued expenses and long term liabilities                         1,211            2,161
                                                                      --------         --------
        Net cash used in operating activities                          (35,402)         (10,022)
                                                                      --------         --------

Cash flows from (used in) investing activities:
  Purchase of short-term investments                                   (47,930)         (13,997)
  Sales of short-term investments                                       56,947           18,438
  Purchase of restricted investments                                   (41,474)         (15,351)
  Sales of restricted investments                                       25,358           11,725
  Investment in another business                                        (2,500)              --
  Investments in software                                                 (432)            (206)
  Purchases of equipment, furniture,
    and leasehold improvements                                            (933)            (111)
                                                                      --------         --------
      Net cash (used in) provided by investing activities              (10,964)             498
                                                                      --------         --------

Cash flows from financing activities:
  Proceeds from sales of common stock and
    warrants and exercise of stock options                                  83              187
  Repayment of officer note received for option exercise                                     68
  Payment of capital lease obligations                                      --             (341)
  Proceeds from sale of mandatorily redeemable
    Series A convertible Preferred Stock and warrants,
    net of offering costs                                                   --           11,743
  Proceeds from initial public offering, net of offering costs          44,811               --
                                                                      --------         --------
      Net cash provided by financing activities                         44,894           11,657
                                                                      --------         --------
Net (decrease) increase in cash and cash equivalents                    (1,472)           2,133
Cash and cash equivalents, beginning of period                           2,419            2,666
                                                                      --------         --------
Cash and cash equivalents, end of period                              $    947         $  4,799
                                                                      ========         ========


    The accompanying notes are an integral part of these financial statements

                                LENDINGTREE, INC.
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                  JUNE 30, 2001
                                ($ IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                                           TOTAL
                                      COMMON STOCK                                                               NOTES     SHARE-
                                  -----------------            ADDITIONAL                                      RECEIVABLE  HOLDERS'
                                  NUMBER OF          TREASURY    PAID-IN  ACCUMULATED  UNREALIZED   DEFERRED      FROM     EQUITY
                                    SHARES   AMOUNT    STOCK     CAPITAL    DEFICIT       GAINS   COMPENSATION  OFFICERS  (DEFICIT)
                                  ---------- ------  ---------  --------- -----------  ---------- ------------- --------- ---------
Balance at December 31, 2000      19,653,956  $ 197  $ (5,774)  $ 132,080  $ (98,149)      $ 1      $ (3,056)   $ (1,603) $ 23,696
Amortization of deferred
  compensation                                                                                           517                   517
Accrued dividends on Series A
  convertible preferred
  stock (Note 4)                                                     (526)                                                    (526)
Accretion of Series A
  convertible preferred
  stock (Note 4)                                                     (175)                                                    (175)
Officer's non-recourse note
  received for Series A
  convertible preferred stock
  (Note 4)                                                                                                          (700)     (700)
Compensation charge related to
  non-recourse
  officer note (Note 4)                                             4,053                                                    4,053
Issuance of warrants in
  conjunction with revolving
  credit facilities (Note 4)                                          149                                                      149
Issuance of warrants to
  financial advisor for
  services provided (Note 5)                                          431                                                      431
Conversion of equity share
  rights to Series A
  preferred stock (Note 4)                                         (9,367)                                                  (9,367)
Repayment of an officer note
  received for
  option exercise                                                                                                     68        68
Deferred compensation
  adjustment for forfeited
  and amended options                                                (567)                               613                    46
Reissuance of treasury shares
  for employee
  stock purchase plan participants                        654        (477)                                                     177
Exercise of common stock options      76,356                          187                                                      187
Other comprehensive (loss)
  income:
  Unrealized gain,
    available-for-sale securities                                                           (1)
   Net loss                                                                  (21,434)
Total other comprehensive
  (loss) income                                                                                                            (21,435)
                                  ----------  -----  --------   ---------  ----------      ---      --------    --------  ---------
Balance at June 30, 2001          19,730,312  $ 197  $ (5,120)  $ 125,788  $ (119,583)     $ -      $ (1,926)   $ (2,235) $ (2,879)
                                  ==========  =====  ========   =========  ==========      ===      ========    ========  =========


    The accompanying notes are an integral part of these financial statements

                                LENDINGTREE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - THE COMPANY

LendingTree, Inc. was incorporated in the state of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998.

We are a lending exchange empowering consumers, lenders and related service providers. However, we are not a lender; rather, as a lending exchange we seek to drive efficiency and cost savings in the consumer credit markets for consumers, lenders and our business partners.

Our technology platform, Lend-XSM, is the technology that powers our Internet based lending exchange at www.lendingtree.com. Additionally, we have also licensed the use of our Lend-X technology to other businesses and have enabled them to create either private-labeled or co-branded exchanges on their Websites.

Through our marketing efforts we attract consumers to our Website. Consumers then begin the LendingTree process by completing a simple on-line credit request (which we refer to as a "qualification form"). After the consumer completes the qualification form, our Lend-X technology automatically retrieves the credit score for the particular consumer. The consumers' data and credit scores are then compared to the underwriting criteria of the more than 130 lenders participating in our network. Consumers can receive multiple loan offers in response to a single credit request and then compare, review, and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a substantially lower cost of acquisition than traditional marketing channels. Our lending exchange encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards, and personal loans. Additionally, through our Website we also provide access to other services related to owning, maintaining or buying and selling a home, including a network of real estate brokers.

We earn revenue from lenders that pay fees for qualification forms that meet their underwriting criteria and are transmitted to them ("transmission fees") and for loans that they close ("closed-loan fees"). Additionally, in most states, real estate brokers participating in our network pay us a fee when consumers' requests that we transmit to them result in a purchase or sale of a home.

We also license and host our Lend- X technology platform for use by other businesses. This enables these businesses to create their own customized co-branded or private-labeled lending exchanges. These exchanges, powered by Lend-X, may be single lender or multi-lender marketplaces or may provide access to the LendingTree network of more than 130 lenders. Through these Lend-X partnerships, we can earn revenue both from technology fees related to customizing, licensing and hosting the third party exchange, as well as from transactional fees resulting from the volume processed through these partners' exchanges.

NOTE 2 - BASIS OF PRESENTATION:

         Interim Financial Information

Our financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of our financial position as of June 30, 2001 and results of operations and cash flows for the interim periods presented. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes that are required by generally accepted accounting principles are not included herein. These interim financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 as reported by us in our Form 10-K, which is filed with the Securities and Exchange Commission.

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

         Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 141 also establishes the criteria for recognition of intangible assets separately from goodwill. We have not yet determined the impact of this new standard.

SFAS No. 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only approach. Thus, amortization of goodwill and certain intangible assets, including goodwill and certain intangible assets recorded in past business transactions, will cease upon adoption of SFAS No. 142, which for companies with calendar year-ends, will be January 1, 2002. We have not yet determined the impact of this new standard.

         Reclassifications

Certain comparative period amounts have been reclassified to conform to current period presentation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Restricted Investments

As of June 30, 2001, we had $8.7 million of restricted short-term investments of which $8.4 million was held in an escrow account that has been established by us and our advertising agency to maintain funds set aside for non-cancelable and approved expenditures and services of the advertising agency. Disbursements from the escrow account can only be made with signatures from both parties. The fund is used only for advertising costs we have approved in advance. Disbursements from the escrow account are made no sooner than one month following the invoice date for the expenditures. We receive all income earned on funds held in this investment account.

         Advertising Expenses

Advertising expenses consist of certain direct expenses, including television, radio and outdoor advertising campaign costs as well as certain indirect expenses, such as agency fees. We expense advertising costs as incurred. For the three months ending June 30, 2000 and 2001, advertising expenses were $17.8 million and $9.9 million, respectively. For the six months ending June 30, 2000 and 2001 advertising expenses were $31.9 million and $18.3 million, respectively.

         Supplemental Cash Flow Information

For the quarters and the six months ended June 30, 2000 and 2001, we paid interest of less than $0.1 million and paid no income taxes during those periods.

A supplemental schedule of non-cash financing and investing activities follows (in thousands):

                                                             Six Months Ended
                                                                   June 30,
                                                             2000           2001
                                                          ------------------------

Notes receivable issued to officers                         $1,603        $  700
Acquisition of assets through a capital lease                  875            28
Accretion of Series A Preferred Stock                           --           206
Dividends on Series A Preferred Stock                           --           961
Issuance of warrants in conjunction with revolving
  credit facilities                                             --           149
Issuance of warrants to financial advisor in
  connection with Series A Preferred Stock financing            --           431


NOTE 4 - SIGNIFICANT TRANSACTIONS

         Mandatorily Redeemable Series A 8% Convertible Preferred Stock

In March 2001, we issued 3,700,001 shares of mandatorily redeemable Series A 8% Convertible Preferred Stock ("Series A Preferred Stock") to a group of investors for $12.95 million or $3.50 per share. After deducting fees related to this transaction, this resulted in net proceeds to us totaling approximately $11.3 million. We issued an additional 128,571 shares of Series A Preferred Stock on April 30, 2001 at $3.50 per share plus accumulated dividends. After deducting fees related to this second closing, this resulted in net proceeds to us totaling approximately $0.4 million. In addition, we issued and sold 200,000 shares of Series A Preferred Stock to our Chief Executive Officer, funded by a non-recourse promissory note to us, for $0.7 million.

In conjunction with the March 2001 closing of the Series A Preferred Stock, an Equity Rights Certificate issued to an affiliate of Capital Z on September 29, 2000, for $10 million, was converted into 2,857,143 shares of Series A Preferred Stock at an effective rate of $3.50 per share. As of June 30, 2001, there were 6,885,715 shares of Series A Preferred Stock outstanding.

The holders of the Series A Preferred Stock are entitled to receive dividends on the Series A Preferred Stock equal to eight percent (8%) of the stated value per share payable at our option (i) in cash on each quarterly dividend date or (ii) by an upward adjustment to the stated value per share on a quarterly dividend payment date. As of June 30, 2001, we have recorded approximately $0.5 million of these dividends that have increased the carrying value of the preferred stock. However, our net loss attributable to common shareholders includes a total of $1.0 million of dividend charges, reflecting an additional $0.5 million of dividend charges related to the increasing value of the common stock underlying the 8% dividends on the preferred stock. The dividend charges on the 200,000 shares sold to our Chief Executive Officer are recorded as non-cash compensation expense.

We are required to redeem all Series A Preferred Stock shares remaining outstanding on the fifth anniversary of the issue date of such shares at a price of 105% of the then current value per share. We are accreting the value of the preferred stock up to the redemption value of the shares using the effective interest method. This is increasing the value of the Series A Preferred Stock and the charge is included in the computation of net loss attributable to common shareholders. As of June 30, 2001, we have recorded approximately $0.2 million of accretion charges. The accretion charges for the shares sold to our Chief Executive Officer are recorded as non-cash compensation expense.

         Revolving line of credit

In March 2001, LendingTree and the Union Labor Life Insurance Company, on behalf of its separate account P, ("ULLICO"), a current shareholder, entered into an agreement whereby ULLICO provided us with a two year collateralized credit agreement under which we could borrow funds on a revolving basis, up to $5.0 million, subject to certain covenants and restrictions.

As a commitment fee, ULLICO received warrants to purchase 40,000 shares of our common stock with an exercise price of $0.01 per share. Approximately $0.3 million of offering costs, including the estimated fair value of the warrants issued, were recorded as a current asset and were being amortized to interest expense over the life of the revolving line of credit.

In July 2001, in conjunction with the closing of the GE Capital Commercial Services, Inc. ("GE") loan and security agreement and revolving note, LendingTree and ULLICO terminated this agreement with ULLICO. See Subsequent Events Note 7 below.

         Revolving Loan

In March 2001, LendingTree and the Federal Home Loan Mortgage Corporation ("Freddie Mac") (a current customer) entered into a two-year revolving loan agreement whereby Freddie Mac provided us a two-year credit agreement under which we may borrow up to $2.5 million on a revolving basis, subject to certain covenants and restrictions.

As a commitment fee, Freddie Mac received warrants to purchase 12,500 shares of our common stock with an exercise price of $.01 per share. The $35,000 estimated fair value of these warrants, calculated using a valuation model, was recorded as a long-term asset and is being amortized to interest expense over the life of the revolving loan. Additionally, approximately $.1 million of other related offering costs have been recorded as a long-term asset and are also being amortized to interest expense over the life of the revolving loan.

As of June 30, 2001 we had not borrowed and there was no balance outstanding under this revolving loan.

         Equity Line

In March 2001, we entered into a common stock purchase agreement with Paul Revere Capital Partners, Ltd. ("Paul Revere") for the potential future issuance and sale of up to $24 million of our common stock. Under this arrangement, we, at our sole discretion, may exercise up to twenty-four monthly drawdowns under which Paul Revere is obligated to purchase a certain number of shares of our common stock.

If we choose to drawdown the equity line, the minimum amount of any drawdown is $0.1 million and the maximum amount is the greater of (i) $1.0 million and (ii) 20% of the average of the daily volume weighted average price of our common stock for the twenty-two (22) day trading period immediately prior to the date we request a drawdown multiplied by the total trading volume of the common stock for such period. Only one drawdown is allowed in each period of 22 trading days beginning on the date of the drawdown notice. Subject to certain adjustments, the number of shares to be issued on each settlement date will be a number of shares equal to the sum of the quotients (for each trading day within the settlement period) of (x) 1/22nd of the investment amount and (y) the purchase price on each trading day within the settlement period.

Under this arrangement, the price at which we can sell shares of our common stock to Paul Revere is equal to 95% of the daily volume weighted average price of our common stock. We may set a threshold (lowest) price during any drawdown period at which we will sell our common stock in accordance with this agreement.

As of June 30, 2001 there have been no drawdowns under this equity line.

         Other Arrangements

In March 2001, in connection with the sale of the Series A Preferred Stock, we entered into a promissory note and pledge agreement with our Chief Executive Officer to provide him with a $0.7 million loan to acquire 200,000 shares of the Series A Preferred Stock. This note and pledge agreement amends and restates existing notes and pledge agreements with respect to $1.7 million in loans for option exercises. The new note and pledge agreement covers all the loans totaling $2.4 million and under which the Chief Executive Officer has granted us a security interest in all of his shares of common and preferred stock. As a result of this non-recourse promissory note and pledge agreement, we will report periodic changes in the fair value of the underlying pledged securities as non-cash compensation charges. For the three month and six month periods ending June 30, 2001, total non-cash compensation charges related to changes in fair value of the common stock and preferred stock pledged as collateral were approximately $3.2 million and $4.1 million, respectively.

         Option Grants

In January 2000, we granted stock options to purchase 769,225 shares of common stock to employees at an exercise price of $9.28 per share. Based on the difference between the strike price of these options and the fair market value at the date of grant

($11.00), we recorded a deferred compensation charge and have been amortizing it to expense over the options' four year vesting period. In the first six months of 2001, we have adjusted the balance of deferred compensation to reflect forfeited options. The remaining deferred compensation balance at June 30, 2001 is approximately $1.9 million. For the three-month and six-month periods ended June 30, 2000 and 2001, we recorded compensation expenses of $0.3 million and $0.5 million, respectively, related to these options.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

As compensation for services provided related to our Series A Preferred Stock financing, we paid our financial advisor approximately $0.2 million and issued warrants to purchase 56,250 shares of our common stock with an exercise price of $0.01 per share in the quarter ended June 30, 2001. We have a commitment to pay an additional $0.2 million and to issue an additional 56,250 warrants to purchase our common stock with an exercise price of $0.01 per share over the remaining two quarters of 2001.

NOTE 6 - NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Common stock equivalents, including stock options and warrants, are excluded from the calculation, as their effect would be anti-dilutive to the net loss per common share. The calculation of diluted loss per share for the three months and six months ended June 30, 2000 excludes weighted average options and warrants to purchase approximately 1.4 million and
2.1 million shares, respectively, of common stock as their impact would be anti-dilutive. The calculation of diluted loss per share for the three months and six months ended June 30, 2001 excludes weighted average options and warrants to purchase approximately 1.6 million and 1.3 million shares, respectively, of common stock as their impact would be anti-dilutive.

NOTE 7 - SUBSEQUENT EVENTS

On July 13, 2001, LendingTree and GE entered into a loan and security agreement and revolving credit note. Under these arrangements, GE will provide a two-year senior revolving credit facility providing for borrowings of up to $15 million. The facility has a two-year term under which we have pledged our accounts receivable. As of June 30, 2001 we had net accounts receivable of $8.5 million. Borrowings will be limited to 85% of the eligible accounts receivable and will bear interest at the prime rate. We will also pay GE a fee equal to 0.115% of the eligible accounts receivable arising during the term of the facility. Eligible accounts receivable are subject to significant fluctuation period to period.

As of July 31, 2001, we have borrowed approximately $2.6 million under the GE credit facility principally to fund an advance purchase of measured media advertising (cable television, network television and spot radio). The funds for the advance purchase were put into the escrow account we set up with our advertising agency and are included on our balance sheet as restricted short-term investments.

Concurrent with the closing of this credit facility with GE, LendingTree and ULLICO terminated our revolving credit agreement and we issued ULLICO a termination warrant to purchase 40,000 shares our of common stock at an exercise price of $.01 per share. We will record an expense of approximately $0.2 million for the estimated fair value of these warrants, calculated using a valuation model. Additionally, we will write-off approximately $0.2 million for the remaining deferred offering costs related to this transaction.

A covenant in one our capital lease agreements had required that we maintain a cash balance of not less than $5.0 million throughout the term of the lease. In July 2001, we modified this covenant to require that we maintain a cash balance of not less than $3.0 million throughout the term of the lease. If our cash balance falls below $3.0 million at the end of a period, we will be required to collateralize the balance of the lease with cash. As of June 30, 2001, the balance outstanding under this lease was approximately $0.7 million.

In August 2001, we entered into an amended and restated note and pledge agreement (Pledge Agreement) with our Chief Executive Officer relating to loans totaling approximately $2.7 million under which the Chief Executive Officer had previously acquired 168,000 shares of common and 200,000 shares of preferred stock in LendingTree. The amended and restated note bears interest at a fixed rate of 8% per annum on the unpaid balance of the loan. Interest is payable along with the principal payments on each maturity date (see schedule below) except that payment of $55,000 of the interest accrued through the June 30, 2002 maturity date will be deferred until the June 30, 2003 maturity date.

Under the Pledge Agreement, the Chief Executive Officer has granted us a security interest in 1.1 million shares of his LendingTree common and preferred stock. The Pledge Agreement contains a provision which states that if the value of the collateral divided by the outstanding principal and interest on the note falls below a ratio of 2.8 to 1 the Chief Executive Officer is precluded from selling or transferring these securities without our prior written consent. The Pledge Agreement also specifies that so long as the Chief Executive Officer is employed by us, our sole recourse for satisfaction of the principal obligations under this note will be our rights to the collateral. However, interest obligations accruing under are full recourse.

Annual principal payments on this note are not prepayable and are due on June 30 of each year for five years beginning June 30, 2002 as follows:

         June 30, 2002 - $50,000
         June 30, 2003 - $150,000
         June 30, 2004 - $700,000
         June 30, 2005 - $750,000
         June 30, 2006 - $1,014,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

LendingTree, Inc. was incorporated in the state of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998.

We are a lending exchange empowering consumers, lenders and related service providers. However, we are not a lender; rather, as a lending exchange we seek to drive efficiency and cost savings in the consumer credit markets for consumers, lenders and our business partners.

Our technology platform, Lend-X(SM), is the technology that powers our Internet based lending exchange at www.lendingtree.com. Additionally, we have also licensed the use of our Lend-X technology to other businesses and have enabled them to create either private-labeled or co-branded exchanges on their Websites.

Through our marketing efforts we attract consumers to our Website. Consumers then begin the LendingTree process by completing a simple on-line credit request (which we refer to as a "qualification form"). After the consumer completes the qualification form, our Lend-X technology automatically retrieves the credit score for the particular consumer. The consumers' data and credit scores are then compared to the underwriting criteria of the more than 130 lenders participating in our network. Consumers can receive multiple loan offers in response to a single credit request and then compare, review, and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a substantially lower cost of acquisition than traditional marketing channels. Our lending exchange encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards, and personal loans. Additionally, through our Website we also provide access to other services related to owning, maintaining or buying and selling a home, including a network of real estate brokers.

We earn revenue from lenders that pay fees for qualification forms that meet their underwriting criteria and are transmitted to them ("transmission fees") and for loans that they close ("closed-loan fees"). Additionally, in most states, real estate brokers participating in our network pay us a fee when consumer's requests that we transmit to them result in a purchase or sale of a home.

We also license and host our Lend-X technology for use by other businesses.
This enables these businesses to create their own customized co-branded or private-label lending exchanges. These exchanges powered by Lend-X may be single lender or multi-lender marketplaces or may provide access to the LendingTree network of more than 130 lenders. Through these Lend-X partnerships, we can earn revenue both from technology fees related to customizing, licensing and hosting the third party exchange, as well as from transactional fees resulting from the volume processed through these partners' exchanges.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO
         THREE MONTHS ENDED JUNE 30, 2000

         REVENUE

Total revenue was approximately $15.8 million in the three months ended June 30, 2001, an increase of $8.1 million from $7.7 million reported in the same period in 2000.

Network

Our network revenue was approximately $13.9 million, or 88% of total revenue, for the three months ended June 30, 2001, compared with approximately $7.3 million, or 95% of total revenue, for the same period in 2000. This revenue growth reflects a substantial increase in volume of qualification forms we transmitted to our lenders and in the amount of revenue earned from closed-loan fees. We attribute the increase in transmission volume (from approximately 178,000 discrete transmitted qualification forms in the three months ended June 30, 2000 to approximately 313,000 in the three months ended June 30, 2001) primarily to the effectiveness of our advertising spending increasing our brand awareness and resulting in significant increases in Website traffic. The increase in closed-loan fees is due not only to the increased transmission volume (particularly in first quarter as a result of the lowering of interest rates in January and February 2001), but also to an increase in the number and variety of lenders on our network. Closed loans increased from 34,000 in the three months ended June 30, 2000 to 76,000 in the three months ended June 30, 2001. The overall increase in network revenue also reflects the impact of the August 2000 addition of realty services to our product offerings.

A portion of our network revenue is attributable to volume generated through various partners' Websites enabled by our Lend-X technology. Certain partners have co-branded or private-labeled loan centers that drive traffic to our Website. This, in turn, results in additional transmission and closed loan fees.

Lend-X technology

Lend-X technology revenue totaled $1.9 million, or 12% of our revenue, for the three months ended June 30, 2001. This is an increase of $1.5 million over the same period in 2000. The growth in Lend-X technology revenue in the three months ended June 30, 2001 is the result of several significant new customizing, licensing and hosting contracts that have been entered into since the second quarter of 2000. One significant customization and enhancement contract entered into during the quarter accounted for 46% of our revenue in this period. The new licensing and hosting contracts contain certain upfront fees that are being recognized as revenue over their expected service periods. These new contracts provide for transactional revenue as well, based on volume that has been enabled by our technology through these customers' sites. For the quarter ended June 30, 2001, two customers accounted for 49% and 29%, respectively, of our total Lend-X technology revenue.

The total of Lend-X technology and network revenue derived from Lend-X partner sources was approximately $1.2 million and $2.4 million, respectively, for the three months ended June 30, 2000 and 2001.

         GROSS PROFIT AND COST OF REVENUE

Gross profit of $12.2 million (77% of total revenue) for the three months ended June 30, 2001 was approximately $6.6 million higher than the same period of 2000, which had gross profit of $5.6 million (73% of total revenue). The improvement in gross margin and gross margin percentage is due to the substantial increase in our revenue, as noted above, without similar, proportionate increases in our costs of revenue. Total revenue increased by 105%, whereas total cost of revenue increased by only 74%.

Total cost of revenue increased $1.5 million from $2.1 million in the three months ended June 30, 2000 to $3.6 in the same period of 2001. This is principally due to increases in variable network costs of revenue and due to the addition of realty services to our product offerings. The most significant portions of our costs of revenue are volume-based. Costs such as credit scoring fees, consumer promotional costs and network hosting expenses tend to increase as volume and revenue increase. However, from second quarter 2000 to second quarter 2001, credit-scoring fees did not increase directly in proportion to our volume increase as a result of vendor price reductions. Network hosting fees also did not increase directly in proportion to our volume increase as a result of some consolidation and restructuring efforts related to our Website servers that have reduced our monthly costs.

Network

For the quarter ending June 30, 2001, variable network costs of revenue were $2.5 million, or approximately $.9 million higher than the same period in 2000. In the second quarter of 2001, variable network cost of revenue included approximately $1.6 million for direct consumer promotion costs associated with customers that qualified for and requested rebates, including $.9 million of rebates to realty services customers. Promotional costs were approximately $.4 million during the second quarter of 2000 and did not include any rebates to realty services customers. During the second quarter of 2000, the most significant direct consumer promotion cost was associated with consumers that requested and qualified for a credit card through the network and also closed a loan through our network of lenders.

Costs of revenue that are not directly volume based, principally personnel costs, increased approximately $.4 million reflecting increased staffing in our implementation and customer care departments. This is also due to the overall business growth, including the addition of realty services to our product offerings.


Lend-X technology

Costs of revenue associated with Lend-X technology are principally employment costs related to customizing and/or implementing Lend-X for partners, as well as ongoing server costs related to hosting Lend-X for these partners. Since we have entered into several new Lend-X technology arrangements since second quarter 2000, these types of costs increased from $0.2 million in the second quarter of 2000 to $0.4 in the second quarter of 2001.

         OPERATING EXPENSES

Product development expense was approximately $1.2 million for the three months ended June 30, 2001 compared to $1.1 million for the same period in 2000. Product development costs consist of expenses incurred related to the ongoing efforts to enhance and maintain the functionality of our Lend-X technology and our Website and include compensation costs, purchased software and consulting costs.

Marketing and advertising expenses decreased $8.1 million to approximately $10.6 million for the three months ended June 30, 2001 compared to $18.7 million for the same period in 2000. Following the launch of our mid-first quarter 2000 national brand-building advertising campaign, we continued to spend significantly on advertising in second quarter 2000 with combinations of network and spot television and radio as well as cable television advertising. During the second quarter of 2001, we were already experiencing high consumer volume on our Website as a result of prior advertising efforts and significant increases in refinance closures due to lower interest rates and as a result we were able to reduce our advertising spending while still growing our network revenue.

Sales, general and administrative expenses increased to $11.5 million for the three months ended June 30, 2001 from $5.5 million for the same period in 2000 primarily due to $3.5 million of expenses related to non-cash compensation charges. Approximately $3.2 million of these non-cash compensation expenses relate to the charge taken as a result of fair value changes of the underlying securities of the Chief Executive Officer's non-recourse promissory note. Additionally, approximately $1.5 million of the increase in sales, general and administrative expenses is due to higher employee compensation and other related costs due to the addition of 60 people during the twelve month period following the second quarter 2000 through second quarter 2001, reflecting the growth in our business. The amortization of the excess purchase price related to the acquisition of certain assets of HomeSpace contributed to $1.2 million of the increase. Depreciation expenses increased $0.5 million from second quarter 2000 to second quarter 2001, reflecting new equipment and software purchases.

We have been able to reduce our spending in certain areas, such as consulting and travel, as well as reduce our bad debt expense. Consulting and travel expenses were lower in second quarter 2001 versus second quarter 2000, by approximately $0.5 million. Bad debt expenses were approximately $0.2 million lower. We believe that we have the current infrastructure and staff necessary to support the forecasted growth and as such we do not expect sales, general and administrative spending, excluding non-cash compensation charges, to continue to grow at these rates in the foreseeable future.

         LOSS ON IMPAIRED INVESTMENT

In February 2000, we made a $2.5 million equity investment in a company providing mortgage marketplace services over the Internet. In December 2000, we determined that the carrying value of this investment was impaired and we wrote the investment down to its estimated fair value of $0.6 million, recording $1.9 million as a non-operating loss on impaired investment. In June 2001, this company and another entered into a merger agreement and received an additional investment of $9.5 million. We determined that the value of our investment in this combined company was further impaired based on our reduced ownership percentage of the combined company, the financial condition of the combined company, the new investors having a liquidation preference of two-times other investors, and the historical losses from operations of both companies before the merger. Accordingly, we wrote down the investment to its estimated fair value of $0.25 million, recording $0.35 million as a non-operating loss on impaired investment.

         INTEREST INCOME

Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income decreased to $0.2 million in the three months ended June 30, 2001 from $0.9 million in the same period in 2000. This decrease was primarily due to a higher average cash balance in the first and second quarters of 2000 as a result of the net proceeds from our initial public offering in February 2000.

         OTHER INFORMATION

For the three months ended June 30, 2001, we had losses before taxes, interest, depreciation and amortization and other non-cash compensation charges ("EBITDA Losses") of $5.6 million, which declined 70% from $18.9 million for the three months ended June 30, 2000. Non-cash compensation charges of $0.6 million and $3.5 million are excluded from the EBITDA Losses for the three months ended June 30, 2000 and 2001, respectively.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO
         SIX MONTHS ENDED JUNE 30, 2000

         REVENUE

Total revenue was approximately $28.1 million in the six months ended June 30, 2001, an increase of $15.9 million from $12.2 million reported in the same period in 2000.

Network

Our network revenue was approximately $25.2 million, or 90% of total revenue, for the six months ended June 30, 2001, compared with approximately $11.7 million, or 96% of total revenue, for the same period in 2000. This revenue growth reflects a substantial increase in volume of qualification forms we transmitted to our lenders and in the amount of revenue earned from closed-loan fees. We attribute the increase in transmission volume (from approximately 312,000 discrete transmitted qualification forms in the six months ended June 30, 2000 to approximately 657,000 in the six months ended June 30, 2001) primarily to the effectiveness of our advertising spending resulting in increased brand awareness and as a result of an increase in Website traffic. This increased volume can also be partially attributed to the lowering of interest rates in the January and February of 2001. The increase in closed-loan fees is due not only to the increased transmission volume, but also to an increase in the number and variety of lenders on our network. Closed loans increased from 58,000 in the six months ended June 30, 2000 to 140,000 in the six months ended June 30, 2001. The overall increase in network revenue also reflects the impact of the August 2000 addition of realty services to our product offerings.

A portion of our network revenue is attributable to volume generated through various partners' Websites enabled by our Lend-X technology. Certain partners have co-branded or private-labeled loan centers that drive traffic to our Website. This, in turn, results in additional transmission and closed loan fees.

Lend-X technology

Lend-X technology revenue totaled $2.9 million, or 10% of our revenue, for the six months ended June 30, 2001. This is an increase of $2.4 million over the same period in 2000. The growth in Lend-X technology revenue in the six months ended June 30, 2001 is the result of several significant new customizing, licensing and hosting contracts that have been entered into since the second quarter of 2000. Significant customization and enhancement efforts for one customer accounted for approximately 37% of the revenue during the six-month period ending June 30, 2001. The new licensing and hosting contracts contain certain upfront fees that are being recognized as revenue over their expected service periods. These new contracts provide for transactional revenue as well, based on volume that has been enabled by our technology through these customers' sites. For the six months ended June 30, 2001, two customers accounted for 41% and 30%, respectively, of our total Lend-X technology revenue.

The total of Lend-X technology and network revenue derived from Lend-X partner sources was approximately $2.0 million and $4.0 million, respectively, for the six months ended June 30, 2000 and 2001.

         GROSS PROFIT AND COST OF REVENUE

Gross profit of $21.0 million (75% of total revenue) for the six months ended June 30, 2001 was approximately $12.5 million higher than the same period of 2000, which had gross profit of $8.5 million (69% of total revenue). The improvement in gross margin and gross margin percentage is due to the substantial increase in network revenue and Lend-X technology revenue, as noted above, without similar, proportionate increases in network costs of revenue. Total revenue increased by 130%, whereas total costs of revenue increased by only 90%.

Total cost of revenue increased $3.4 million from $3.7 million in the first six months of 2000 to $7.1 million in the first six months of 2001. This is principally due to increases in variable network cost of revenue and due to the addition of realty services to our product offerings. The most significant portions of our costs of revenue are volume-based. Costs such as credit scoring fees, consumer promotional costs and network hosting expenses tend to increase as volume and revenue increase. However, credit-scoring fees did not increase directly in proportion to our volume increase as a result of vendor price reductions. Network hosting fees decreased by approximately $.2 million as a result of some consolidation and restructuring efforts related to our Website servers that have reduced our monthly costs.

Network

For the six months ending June 30, 2001, variable network costs of revenue were $4.9 million, or approximately $1.9 million higher than the same period in 2000. In the six months ending June 30, 2001, variable network cost of revenue included approximately $2.9 million for direct consumer promotion costs associated with customers that qualified for and requested rebates, including $1.3 million of rebates to realty services customers. Promotional costs were approximately $0.8 million during the six months ending June 30, 2000 and did not include any rebates to realty services customers. During the first six months of 2000, the most significant direct consumer promotion cost was associated with consumers that requested and qualified for a credit card through the network and also closed a loan through our network of lenders.

Costs of revenue that are not directly volume based, principally personnel costs increased approximately $0.9 million reflecting increased staffing in our implementation and customer care departments. This is a result of the overall business growth, including the increase resulting from the addition of realty services to our product offerings.

Lend-X technology

Costs of revenue associated with Lend-X technology are principally employment costs related to customizing and/or implementing Lend-X for partners, as well as ongoing server costs related to hosting Lend-X for these partners. Since we have entered into several new Lend-X technology arrangements since second quarter 2000, these types of costs increased to $0.8 million the first six months of 2001 from $0.3 million the first six months of 2000.

         OPERATING EXPENSES

Product development expense was approximately $2.2 million for the six months ended June 30, 2001 and $1.6 million for the same period in 2000. This increase from 2000 to 2001 is principally related to increased personnel costs. Product development costs consist of expenses incurred related to the ongoing efforts to enhance and maintain the functionality of our Lend-X technology and our Website and include compensation costs, purchased software and consulting costs.

Marketing and advertising expenses decreased $14.1 million to approximately $19.5 million for the six months ended June 30, 2001 compared to $33.6 million for the same period in 2000. During late first quarter and second quarter of 2000, we spent significantly more on advertising as we kicked off our national brand-building advertising campaign with combinations of network and spot television and radio as well as cable television advertising. During the first and second quarters of 2001 we were already experiencing very high consumer volume on our Website as a result of prior advertising efforts and significant increases in refinance closings due to lower interest rates and as a result we were able to reduce our advertising spending while still growing our revenue.

Sales, general and administrative expenses increased to $20.6 million for the six months ended June 30, 2001 from $10.7 million for the same period in 2000 primarily due to $4.6 million of expenses related to non-cash compensation charges. Approximately $4.0 million of these non-cash compensation expenses relate to the charge taken as a result of fair value changes of the underlying securities of the Chief Executive Officer's non-recourse promissory note. Additionally, approximately $3.4 of the sales, general and administrative increase is due to higher employee compensation and other related costs due to the addition of 60 people during the twelve-month period following the second quarter 2000 through second quarter 2001, reflecting the growth in our business. The amortization of the excess purchase price related to the acquisition of certain assets of HomeSpace contributed to $2.4 million of the increase. Depreciation expenses increased $1.0 million from the six months ended June 30, 2000 compared to the six months ending June 30, 2001, reflecting new equipment and software purchases.

We have been able to reduce our spending in certain areas, such as consulting and travel, as well as reduce our bad debt expense. Consulting and travel expenses were lower in second quarter 2001 versus second quarter 2000, by approximately $1.1 million. Bad debt expenses were approximately $0.4 million lower. We believe that we have the current infrastructure and staff necessary to support the forecasted growth and as such we do not expect sales, general and administrative spending, excluding non-cash compensation charges, to continue to grow at these rates in the foreseeable future.

         INTEREST INCOME

Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income decreased to $0.3 million in the six months ended June 30, 2001 from $1.4 million in the same period in 2000. This decrease was primarily due to a higher average cash balance in the first and second quarters of 2000 as a result of the net proceeds from our initial public offering in February 2000.

         OTHER INFORMATION

For the six months ended June 30, 2001, we had losses before taxes, interest, depreciation and amortization and other non-cash compensation charges ("EBITDA Losses") of $12.8 million, which declined 65% from $36.1 million for the six months ended June 30, 2000. Non-cash compensation charges of $1.0 million and $4.6 million are excluded from the EBITDA Losses for the six months ended June 30, 2000 and 2001, respectively.


         LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, LendingTree had approximately $14.0 million in cash, cash equivalents, restricted short-term investments and short-term investments. Management believes that these existing cash and cash equivalents and short-term investments, the availability of the revolving credit facilities noted above and cash generated from operations will be sufficient to fund our operating and capital needs through 2001.

Although we have historically experienced significant revenue growth and we plan to reduce negative cash flows from future operations, the operating results for future periods are subject to numerous uncertainties. There can be no assurance that revenue growth will continue or that we will be able to achieve or sustain profitability. Hence, our liquidity could be significantly affected. However, if revenue does not grow as anticipated and if we are unable to successfully raise sufficient additional funds through the equity line referred to above, or in another manner, management would reduce discretionary operating expenditures, including advertising and marketing and certain administrative and overhead costs. We believe that available cash will be sufficient to fund our operations and capital expenditures through 2001, after which time, management believes that we will become cash flow positive. Failure to generate sufficient revenue or to reduce costs as necessary could have a material adverse effect on our ability to continue as a going concern and to achieve our business objectives.

Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, our shareholders may experience significant dilution.

On July 13, 2001, LendingTree and GE entered into a loan and security agreement and revolving credit note. Under these arrangements, GE will provide a two-year senior revolving credit facility of up to $15 million. The facility has a two-year term under which we have pledged our accounts receivable. As of June 30, 2001, we had net accounts receivable of $8.5 million. Borrowings will be limited to 85% of the eligible accounts receivable and will bear interest at the prime rate. We will also pay GE a fee equal to .115% of the eligible accounts receivable arising during the term of the facility. Eligible accounts receivable are subject to significant fluctuation period to period. As of July 31, 2001, we had borrowed approximately $2.6 million under the GE Credit facility principally to fund an advance purchase of measured media advertising (cable television, network television and spot radio). Due to a currently weak advertising market, we were able to purchase premium advertising programming and lock-in significant cost savings with this advance purchase.

A covenant in one of our capital lease agreements had required that we maintain a cash balance of not less than $5.0 million throughout the term of the lease. In July 2001, we modified this covenant to require that we maintain a cash balance of not less than $3.0 million throughout the term of the lease. If our cash balance falls below $3.0 million at the end of a period, we will be required to collateralize the balance of the lease with cash.

On April 30, 2001, we received approximately $0.4 million; net of approximately $52,000 of offering costs, from the issuance of 128,571 shares of Series A Convertible Preferred Stock.

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

Excluding our initial public offering, we have financed our operations primarily through private placements of securities, raising over $85 million, net of offering costs, since inception.

Restricted cash at June 30, 2001 of $8.7 million includes $8.4 million of investments that are maintained in an escrow account that was established by us and our advertising agency to maintain funds for non-cancelable and approved expenditures and services of the advertising agency. Disbursements from the escrow account can only be made for advertising expenditures we have approved in advance.

Net cash used in operating activities was $35.4 million and $10.1 million in the six months ended June 30, 2000 and 2001, respectively.

         INCOME TAXES

LendingTree has not generated taxable income for federal or state purposes to date and therefore has not paid any federal or state income taxes since inception. Utilization of our net operating loss carryforwards, which begin to expire in 2011, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, due to the uncertainty regarding its realization.

         FORWARD-LOOKING STATEMENTS AND CERTAIN RISKS

This quarterly report on Form 10-Q contains certain forward-looking statements and information based on our beliefs as well as assumptions made by, and information currently available to us. Many statements made in the 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not based on historical facts. The words "expects", "anticipates", "estimates", "intends", "believes", "plans" and similar expressions are intended to identify forward-looking statements. These statements include, among others, those relating to the growth of our sales, general and administrative spending in the future; our ability to fund our operating and capital needs through 2001 with our existing cash and cash equivalents, restricted short-term investments and short-term investments, together with availability under our revolving credit facilities; our plans to reduce negative cash flows in the future and our ability to become cash flow positive after 2001. Our actual results could differ materially from the results discussed in any of our forward-looking statements. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

The forward-looking statements reflect our current views with respect to future events and are subject to a number of risks, including, among others, the following: risks related to our financial condition; risks related to our markets and strategy; risks related to the Internet and our technology infrastructure; risks related to legal and regulatory uncertainty and risks related to our stock price and corporate control.

Risks related to our financial condition include the following: if we are unable to obtain additional funds from other financings we may have to significantly curtail the scope of our operations and alter our business model; our business model is unproven and could fail; we have a history of losses and expect losses for 2001; our limited operating history makes our business and prospects difficult to evaluate; our operating results may be negatively impacted by fluctuations in interest rates and substantially all of our assets are pledged under existing revolving credit arrangements and capital lease obligations, and we may be required to collateralize the balance of one of our capital leases with cash.

Risks related to our markets and strategy include the following: our future success is dependent upon increased acceptance of the Internet by consumers and lenders as a medium for lending; lenders in our network are not precluded from offering consumer credit products outside of our exchange; if our participating lenders do not provide competitive levels of service to our consumers, our brand will be harmed and our ability to attract consumers to our Website will be limited; we may not be able to manage our expanding operations effectively; our quarterly operating results are not an indication of our future results and the guidance we provide to analysts may prove to be incorrect; if we are unable to maintain our brand recognition, consumer and lender demand for our service may dwindle; we cannot assure you that any acquisition we elect to make will be successful; and our business could suffer if we lose the services of our Chief Executive Officer.

Risks related to the Internet and our technology infrastructure include the following: we may experience reduced visitor traffic, reduced revenue and harm to our reputation in the event of unexpected network interruptions caused by system failures; breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities; and failure to protect our intellectual property rights could impair our ability to compete effectively.

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

Risks related to our stock price and corporate control include the following: sales of substantial amounts of our common stock in the public market, including shares issuable upon the conversion of shares of our Series A 8% convertible preferred stock, could reduce the value of our current stockholders' investments; the issuance of shares under our equity line of credit may cause significant dilution to our shareholders and may have an adverse impact on the market price of our common stock; holders of our recently issued our Series A 8% convertible preferred stock have significantly greater rights and preferences than our common stockholders; if our common stock price drops significantly, we may be delisted from the Nasdaq National Market, which could eliminate the trading market for our common stock; we may be unable to access all or part of our equity line facility; it may be difficult for a third party to acquire us, which could depress our stock price; and our executive officers and directors and entities affiliated with them, whose interests may differ from other stockholders, have the ability to exercise significant control over us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 13, 2001, LendingTree and GE entered into a loan and security agreement and revolving credit note. Under these arrangements, GE will provide a senior revolving credit facility of up to $15 million. The facility has a two-year term under which we have pledged our accounts receivable. As of June 30, 2001, we had net accounts receivable of $8.5 million. Borrowings will be limited to 85% of the eligible accounts receivable and will bear interest at the prime rate. We will also pay GE a fee equal to 0.115% of the eligible accounts receivable arising during the term of the facility. Eligible accounts receivable are subject to significant fluctuation period to period. As of July 31, 2001 the prime rate was 6.75% and we had $2.8 million borrowed under this facility. We currently believe that the possibility of significant fluctuations in the prime rate is low and accordingly the risk to us of material increases in interest expense is also low.

We currently hold no derivative instruments and do not earn foreign-sourced income. All of our transactions occur in U.S. dollars and we do not have any investments in foreign countries. Accordingly, changes in currency exchange rates related to these types of transactions do not have a direct effect on our financial position or results of operations.

We are subject to market risk under our preferred stock and officer pledge agreements related to our recent financing transactions. These agreements expose us to market risk, as they require us to record certain non-cash charges which are based on changes in the fair value of our common stock. Dividends on our Series A Preferred Stock that are paid by increasing the stated value will be recorded based on the fair value of the underlying common stock into which the additional value is convertible. Under the Chief Executive Officer promissory note, we are required to report periodic changes in the fair value of the underlying securities, including accretion of the underlying preferred shares to their redemption value, as non-cash compensation charges. Additionally, one of our credit facility agreements requires that a portion of the quarterly interest payments be in the form of warrants. The amount of interest expense that we will record will be based upon the estimated fair value of the warrants on the date that they are issued.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were named as one of a number of defendants in a putative class action lawsuit originally filed on September 7, 2000 in California Superior Court in Contra Costa, California. This action for injunctive relief and class action restitution was filed under Cal. Bus. Prof. Code sections 17200 and 17500. The other defendants named in the action are Ohio Savings Bank, Costco Wholesale Corp., Costco Financial Services Inc., First American Title Insurance Company and First American Lenders Advantage.

This case challenges the legality of the payment of premium spreads to HomeSpace Services, Inc. through an affinity lending program with co-defendants Costco Wholesale and Ohio Savings Bank. We acquired certain assets of HomeSpace through an asset purchase on August 2, 2000. LendingTree has vigorously defended against the lawsuit on the grounds that it is not liable for the actions of HomeSpace by virtue of our purchase of certain of its assets. Plaintiffs also asserted that we are paid yield spread premiums as part of the Costco relationship, and sought to enjoin our receipt of such payments and to require certain additional disclosures and consents from borrowers. We do not receive any premium payments, and we do not anticipate receiving any premium payments in the future.

Given the costs and uncertainties of protracted litigation, without admitting any wrong-doing or liability of any kind, we recently settled this case for a nominal amount of money which will not have a material effect on our financial condition, cash flows or results of operations. Plaintiffs have filed a Request for Dismissal as to LendingTree that we expect to be entered by the court shortly.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In July 2001, in conjunction with the execution of the GE loan and security agreement and revolving credit note, we terminated our revolving credit facility arrangement with ULLICO. In connection with the termination and in accordance with the terms of the loan and security agreement, we issued ULLICO warrants to purchase 40,000 shares of our common stock, with an exercise price of $.01 per share, in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. See Note 7 to the Financial Statements in Part I, Item 1 above.

On April 30, 2001, we issued 128,571 shares of Series A 8% Convertible Preferred Stock for approximately $.45 million, or $3.50 per share to three accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 thereunder. See Note 4 to the Financial Statements in Part I, Item 1 above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 2001, we held an annual meeting of stockholders. This meeting was held for the following purposes: to elect two members to our board of directors (Richard D. Field and W. James Tozer, Jr.), to consider and vote upon a proposal to approve our 2001 Stock Incentive Plan and to consider and to vote upon a proposal to approve the conversion terms and general voting rights of our Series A Preferred Stock and the issuance of shares of our common stock upon conversion of the Series A Preferred Stock. Our stockholders approved all three motions.

The votes for the approval of our board members were as follows: 17,126,189 votes were cast in favor of the election of Richard D. Field to the board and 170,105 votes were withheld in the election; and 17,126,389 votes were cast in favor of the election of W. James Tozer, Jr. to the board and 169,905 votes were withheld in the election. The vote for the approval of the 2001 stock incentive plan was as follows: 13,243,874 votes for, 1,102,797 votes against and 9,410 votes abstained. The vote for the approval of the conversion terms and general voting rights of the Series A Preferred Stock and the issuance of common stock issuable upon conversion thereof, was as follows: 14,187,331 votes for, 156,231 votes against and 12,519 votes abstained.

ITEM 5. OTHER INFORMATION

On July 26, 2001 we announced that the board of directors had promoted Chief Operating Officer Tom Reddin to President and Chief Operating Officer. Mr. Reddin, 40, joined LendingTree in December of 1999 as Chief Marketing Officer, and was promoted to Chief Operating Officer in May 2000. Before Mr. Reddin joined LendingTree, he worked for Coca-Cola USA as Vice President, Consumer Marketing, where he was responsible for the overall management of the Coca-Cola brand strategy and initiatives. During his career at Coca-Cola USA he also led the business units for several brands portfolios including Powerade, Fruitopia, Nestea, and Minute Made Juices. Prior to his experience at Coca-Cola, Mr. Reddin spent thirteen years with Kraft General Foods managing various business units, including the creation and deployment of significant new business lines that generated more than $150 million in retail sales. Mr. Reddin is a graduate of the University of North Carolina - Chapel Hill, and received his MBA with Honors from New York University.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS:

NUMBER            DESCRIPTION
------            -----------
10.1*             Warrant to purchase 40,000 shares of common stock of
                  LendingTree, Inc. issued to the Union Labor Life Insurance
                  Company, on behalf of its Separate Account P, dated July 31,
                  2001.

10.2*             LendingTree, Inc. Amended and Restated Employee Stock Purchase
                  Plan

10.3*             Promissory Note between LendingTree, Inc. and Douglas R. Lebda

10.4*             Amended and Restated Pledge Agreement Among LendingTree, Inc.
                  and Douglas R. Lebda

99.1              LendingTree, Inc. Shareholder Letter

                  * Contract or agreement required to be filed as an exhibit.

(b) REPORTS ON FORM 8-K:

On July 26, 2001, we filed a report on Form 8-K to report that the LendingTree and GE Capital and Commercial Services, Inc. entered into a loan and security agreement and revolving credit note, report on our second quarter 2001 financial results and announce that we had accepted the resignation of a board member and appointed a new director.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LENDINGTREE, INC.


Date:   August 15, 2001              By:  /s/ Keith B. Hall
       ----------------                  ---------------------------------------
                                         Keith B. Hall, Senior Vice President,
                                         Chief Financial Officer and Treasurer