Form 10-Q
period 2001-09-30
LENDINGTREE INC
filed 2001-11-14
CIK 1096479

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark one)
     -----
       X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----             SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001

     -----
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----             SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________.


                        Commission File Number 000-29215

                                LENDINGTREE, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                       25-1795344
              --------                                       ----------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

            11115 RUSHMORE DRIVE
         CHARLOTTE, NORTH CAROLINA                              28277
         -------------------------                              -----
  (Address of principal executive offices                     (Zip code)

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

         As of October 31, 2001 there were 19,067,281 shares of Common Stock, $0.01 par value, outstanding, excluding 811,682 shares of treasury stock.



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

Item 1.  Financial Statements

          Statements of Operations -
              Three months and nine months ended September 30, 2000
              and September 30, 2001 (unaudited)                            3
          Balance Sheets -
              December 31, 2000 and September 30, 2001 (unaudited)          4
          Statements of Cash Flows -
              Nine months ended September 30, 2000 and September 30,
              2001 (unaudited)                                              5
          Statement of Changes in Shareholders' Equity (Deficit)-
              September 30, 2001 (unaudited)                                6
          Notes to Financial Statements                                     7
Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        24


PART II OTHER INFORMATION:

Item 1.  Legal Proceedings                                                 25

Item 6.  Exhibits and Reports on Form 8-K                                  25

Signature                                                                  26







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

                          ----------------------------

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                                LENDINGTREE, INC.
                            Statements of Operations
                                   (unaudited)

                                                                        FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                        2000            2001            2000            2001
                                                                      --------        --------        --------        --------
                                                                        (in thousands, except           (in thousands, except
                                                                           per share data)                 per share data)
Revenue:
         Network                                                      $  7,831        $ 15,243        $ 19,506        $ 40,397
         Lend-X technology                                               1,199           1,960           1,706           4,871
                                                                      --------        --------        --------        --------
             Total revenue                                               9,030          17,203          21,212          45,268
                                                                      --------        --------        --------        --------
Cost of revenue:
         Network                                                         1,866           3,033           5,321           9,314
         Lend-X technology                                                 731             277           1,006           1,075
                                                                      --------        --------        --------        --------
             Total cost of revenue                                       2,597           3,310           6,327          10,389
Gross profit:
         Network                                                         5,965          12,210          14,185          31,083
         Lend-X technology                                                 468           1,683             700           3,796
                                                                      --------        --------        --------        --------
             Total gross profit                                          6,433          13,893          14,885          34,879
Operating expenses:
   Product development                                                     532           1,137           2,096           3,386
   Marketing and advertising                                            12,493           9,973          46,113          29,447
   Sales, general and administrative                                     8,762           5,362          19,461          25,927
                                                                      --------        --------        --------        --------
             Total operating expenses                                   21,787          16,472          67,670          58,760
                                                                      --------        --------        --------        --------
Loss from operations                                                   (15,354)         (2,579)        (52,785)        (23,881)
Loss on impaired investments                                              --              --              --              (350)
Interest income                                                            458             176           1,879             522
Interest expense, financing and other charges                             (135)           (590)           (151)           (718)
                                                                      --------        --------        --------        --------
Net loss                                                               (15,031)         (2,993)        (51,057)        (24,427)
                                                                      --------        --------        --------        --------
Accretion of mandatorily redeemable convertible preferred stock           --              (155)           --              (361)
Dividends on mandatorily redeemable convertible preferred stock           --              (577)         (2,461)         (1,538)
                                                                      --------        --------        --------        --------
Net loss attributable to common shareholders                          $(15,031)       $ (3,725)       $(53,518)       $(26,326)
                                                                      ========        ========        ========        ========

Net loss per common share - basic and diluted                         $  (0.81)       $  (0.20)       $  (3.49)       $  (1.37)
                                                                      ========        ========        ========        ========
Weighted average shares used in basic and diluted net
  loss per common share calculation                                     18,479          18,976          15,354          19,190
                                                                      ========        ========        ========        ========

    The accompanying notes are an integral part of these financial statements

                                LENDINGTREE, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                           DECEMBER 31,    SEPTEMBER 30,
                                                                               2000            2001
                                                                           ------------    -------------
                                                                                 ($ in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                 $   2,666       $   2,089
  Short-term investments                                                        4,991             313
  Restricted short-term investments                                             5,059           8,925
                                                                            ---------       ---------
    Total cash and cash equivalents, short-term investments and
      restricted short-term investments                                        12,716          11,327
  Accounts receivable, net of allowance for doubtful accounts
   ($649 at December 31, 2000 and $289 at September 30, 2001)                   7,510           9,731
  Prepaid expenses and other current assets                                     1,010           1,033
                                                                            ---------       ---------
     Total current assets                                                      21,236          22,091
Equipment, furniture and leasehold improvements, net                            2,866           2,213
Software,  net                                                                  6,475           3,490
Intangible assets,  net                                                         6,204           4,249
Other assets                                                                    1,176           1,197
                                                                            ---------       ---------
     Total assets                                                           $  37,957       $  33,240
                                                                            =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                          $   4,778       $   5,192
  Accrued expenses                                                              6,189           8,249
  Deferred revenue                                                              1,601           1,946
  Short term borrowings (Note 4)                                                 --             1,998
  Current portion capital lease obligations                                       732             755
                                                                            ---------       ---------
      Total current liabilities                                                13,300          18,140
Deposits by subtenants                                                            113             132
Capital lease obligations                                                         848             378
Commitments and contingencies (Note 5)
Mandatorily redeemable securities (Note 4):
  Series A convertible preferred stock, $.01 par value, 8% cumulative,
   6,885,715 shares authorized, 0 and 6,885,715 shares issued and outstanding at December 31, 2000 and September 30, 2001,
   respectively                                                                  --            23,193
Shareholders' equity (deficit):
Common stock, $.01 par value, 100,000,000 shares authorized,
   19,653,956 and 19,878,963 shares issued at December 31,
   2000 and  September 30, 2001, respectively                                     197             199
Treasury stock (948,971 shares at December 31, 2000 and
  811,682 shares at September 30, 2001, at cost)                               (5,774)         (5,113)
Additional paid-in-capital                                                    132,080         122,937
Accumulated deficit                                                           (98,149)       (122,576)
Deferred compensation                                                          (3,056)         (1,686)
Notes receivable from officers                                                 (1,603)         (2,364)
Unrealized gain on available-for-sale securities                                    1            --
                                                                            ---------       ---------
     Total shareholders' equity (deficit)                                      23,696          (8,603)
                                                                            ---------       ---------
     Total liabilities and shareholders' equity (deficit)                   $  37,957       $  33,240
                                                                            =========       =========

    The accompanying notes are an integral part of these financial statements

                                LENDINGTREE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30,

                                                                         2000             2001
                                                                       --------         --------
                                                                             (in thousands)
Cash flows used in operating activities:
  Net loss                                                             $(51,057)        $(24,427)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Loss on disposal of fixed assets                                        104                3
    Depreciation and amortization                                         1,486            5,851
    Loss on impairment of investment                                       --                350
    Provision for doubtful accounts                                         720              (98)
    Amortization of deferred compensation                                 1,629              728
    Compensation charge related to officer note                            --              1,365
    Issuance of warrants and other costs in conjunction with
      revolving credit facilities                                          --                481
    Non-cash equity based compensation charges                             --                444
    Changes in assets and liabilities, net of effects from
     acquisitions:
      Accounts receivable                                                (5,295)          (2,123)
      Prepaid expenses and other current assets                            (170)             (12)
      Other assets                                                         (373)             (52)
      Accounts payable                                                    2,939              469
      Accrued expenses                                                      884            2,321
      Deferred revenue                                                      266              345
      Deposits                                                               92               19
                                                                       --------         --------
        Net cash used in operating activities                           (48,775)         (14,336)
                                                                       --------         --------

Cash flows (used in) provided by investing activities:
  Purchases of short-term investments                                   (58,401)         (16,964)
  Sales of short-term investments                                        71,878           21,641
  Purchases of restricted investments                                   (43,657)         (27,084)
  Sales of restricted investments                                        35,138           23,218
  Investment in another business                                         (2,500)            --
  Acquisition of certain assets of another business                      (6,200)
  Investments in software                                                (2,065)            (339)
  Purchases of equipment, furniture,
    and leasehold improvements                                             (444)             (98)
                                                                       --------         --------
      Net cash (used in) provided by investing activities                (6,251)             374
                                                                       --------         --------

Cash flows provided by financing activities:
  Proceeds from sales of common stock and warrants
     and exercise of stock options                                          249              206
  Payment of capital lease obligations                                     --               (532)
  Net short-term borrowings                                                --              1,998
  Fees paid related to debt and equity financing                           --               (645)
  Proceeds from issuance of preferred stock                                --             12,290
  Proceeds from sale of equity rights certificate                        10,000             --
  Proceeds from initial public offering of common stock, net of
    offering costs                                                       44,811             --
  Proceeds from repayment of officer note                                  --                 68
                                                                       --------         --------
      Net cash provided by financing activities                          55,060           13,385
                                                                       --------         --------
Net increase (decrease) in cash and cash equivalents                         34             (577)
Cash and cash equivalents, beginning of period                            2,419            2,666
                                                                       --------         --------
Cash and cash equivalents, end of period                               $  2,453         $  2,089
                                                                       ========         ========

    The accompanying notes are an integral part of these financial statements

                                LENDINGTREE, INC.
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                               SEPTEMBER 30, 2001
                                ($ IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                                 NOTES    TOTAL
                                               COMMON STOCK                                                      RECEIV-  SHARE-
                                            ------------------           ADDITIONAL            UNREAL- DEFERRED  ABLE    HOLDERS'
                                            NUMBER OF          TREASURY   PAID-IN  ACCUMULATED  IZED    COMPEN-  FROM     EQUITY
                                              SHARES    AMOUNT   STOCK    CAPITAL    DEFICIT    GAINS   SATION  OFFICERS (DEFICIT)
                                            ---------- ------- --------  ---------- ---------  ------- -------- -------- ---------
Balance at December 31, 2000                19,653,956 $   197 $ (5,774) $  132,080 $ (98,149) $     1 $(3,056) $ (1,603) $ 23,696
Amortization of deferred compensation                                                                      728                 728
Accrued dividends on Series A convertible
  preferred stock (Note 4)                                                   (1,003)                                        (1,003)
Accretion of Series A convertible
  preferred stock (Note 4)                                                     (329)                                          (329)
Note receivable from officer in exchange
  for Series A convertible preferred
  stock (Note 4)                                                                                                    (829)     (829)
Compensation charge related to officer
  note (Note 4)                                                               1,365                                          1,365
Repayment of an officer note received for
  option exercise                                                                                                     68        68
Issuance of warrants in conjunction with
  revolving credit facilities (Note 4)                                          381                                            381
Issuance of warrants to financial advisor
  for services provided (Note 5)                                                431                                            431
Cashless exercise of common stock warrants      84,219       1                   (1)                                            --
Conversion of equity share rights to
  Series A preferred stock (Note 4)                                          (9,367)                                        (9,367)
Deferred compensation adjustment for
  forfeited and amended options (Note 4)                                       (596)                       642                  46
Reissuance of treasury shares for employee
  stock purchase plan participants                                  661        (484)                                           177
Stock compensation                              35,405                          137                                            137
Exercise of common stock options               105,383       1                  323                                            324
Other comprehensive loss:
  Unrealized gain, available-for-sale
  securities                                                                                        (1)
  Net loss                                                                            (24,427)
Total other comprehensive loss                      --      --       --          --        --       --      --        --   (24,428)
                                            ---------- ------- --------  ---------- ---------  ------- -------  --------  --------
Balance at September 30, 2001               19,878,963 $   199 $ (5,113) $  122,937 $(122,576) $    -- $(1,686) $ (2,364) $ (8,603)
                                            ========== ======= ========  ========== =========  ======= =======  ========= ========


  The accompanying notes are an integral part of these financial statements

                                LENDINGTREE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - THE COMPANY

LendingTree, Inc. was incorporated in the state of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998.

We are a lending exchange empowering consumers, lenders, and related service providers. We are not a lender, rather, as a lending exchange we attract consumers to our Website through various forms of advertising and send their loan requests to the network of lenders participating on our exchange.

Our technology platform, Lend-XSM, is the technology that powers our Internet based lending exchange at www.lendingtree.com. Additionally, we have also licensed the use of our Lend-X technology to other businesses and have enabled them to create either private-labeled or co-branded exchanges on their Websites.

Consumers begin the LendingTree process by completing a simple on-line credit request (which we refer to as a "qualification form"). After the consumer completes the qualification form, our Lend-X technology automatically retrieves the credit score for the particular consumer. The consumers' data and credit scores are then compared to the underwriting criteria of the more than 100 lenders participating on our lending exchange. Consumers can receive multiple loan offers in response to a single credit request and then compare, review, and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a lower cost of acquisition than traditional marketing channels. Our lending exchange encompasses most consumer credit categories, including mortgages and home equity loans, as well as automobile loans, credit cards, and personal loans. Additionally, through our Website we also provide access to other services related to owning, maintaining and buying and selling a home, including a network of real estate brokers.

We earn revenue from lenders that pay fees for qualification forms that meet their underwriting criteria and are transmitted to them ("transmission fees") and for loans that they close ("closed-loan fees"). Additionally, in most states, real estate brokers participating in our network pay us a fee when consumers' requests that we transmit to them result in a purchase or sale of a home.

We also license and host our Lend- X technology platform for use by other businesses. This enables these businesses to create their own customized co-branded or private-labeled lending exchanges. These exchanges, powered by Lend-X, may be single lender or multi-lender marketplaces or may provide access to the LendingTree exchange with more than 100 participating lenders. Through these Lend-X partnerships, we can earn revenue both from technology fees related to customizing, licensing and hosting the third party exchange, as well as from transactional fees resulting from the volume processed through partners' exchanges.

NOTE 2 - BASIS OF PRESENTATION:

         Interim Financial Information

Our financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of our financial position as of September 30, 2001 and results of operations and cash flows for the interim periods presented. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes that are required by generally accepted accounting principles are not included herein. These interim financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 as reported by us in our Annual Report on Form 10-K, which is filed with the Securities and Exchange Commission.

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include percentage complete calculations under long-term contracts, useful lives of long-term assets, and the valuation of our common stock, options, and warrants. Actual results could differ from those estimates.

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

SFAS No. 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only approach. Thus, amortization of goodwill and indefinite lived intangible assets, including goodwill and indefinite lived intangible assets recorded in past business transactions, will cease upon adoption of SFAS No. 142, which for companies like us with calendar year-ends, will be January 1, 2002. We have not yet determined the impact of this new standard.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Accordingly, we will adopt SFAS No. 143 on January 1, 2003. Because we do not presently have any asset retirement obligations, we do not expect the impact of adopting this statement on our results of operations, financial condition, or cash flows to be significant.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Accordingly, we will adopt this standard on January 1, 2002. Because it is not clear what, if any, impairment or disposal issues related to long-lived assets we will have at the time we adopt this standard, we cannot determine the impact of adopting this standard on our results of operations, financial condition or cash flows.

         Reclassifications

Certain comparative period amounts have been reclassified to conform to current period presentation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Liquidity and Capital Resources

As of September 30, 2001, we had approximately $11.3 million in cash, cash equivalents, restricted short-term investments and short-term investments. We believe that these existing sources, the availability of existing revolving credit facilities as well as cash generated from operations will be sufficient to fund our operating and capital needs through 2002.

Although we have historically experienced significant revenue growth and we plan to eliminate negative cash flows from future operations, the operating results for future periods are subject to numerous uncertainties. There can be no assurance that revenue growth will continue or that we will be able to achieve or sustain profitability. Hence, our liquidity could be significantly affected. However, if revenue does not grow as anticipated and if we are unable to successfully raise sufficient additional funds through the equity line referred to in Note 4, or in another manner, management would reduce discretionary operating expenditures, including advertising and marketing and certain administrative and overhead costs. Failure to generate sufficient revenue or to reduce costs as necessary could have a material adverse effect on our ability to continue as a going concern and to achieve our business objectives.

         Restricted Investments

As of September 30, 2001, we had $8.9 million of restricted short-term investments of which $8.6 million was held in an escrow account that has been established by us and our advertising agency to maintain funds set aside for approved future expenditures and services of the advertising agency. Disbursements from the escrow account can only be made with signatures from both parties. The fund is used only for future advertising costs we have previously approved. Disbursements from the escrow account are made no sooner than one month following the invoice date for the expenditures. We receive all income earned on funds held in this investment account.

         Advertising Expenses

Advertising expenses consist of certain direct expenses, including television, radio, outdoor advertising campaign costs and affiliate and partner marketing fees as well as certain indirect expenses, such as agency fees and production. We expense advertising costs as incurred. For the three months ending September 30, 2000 and 2001, advertising expenses were $10.6 million and $9.4 million, respectively. For the nine months ending September 30, 2000 and 2001 advertising expenses were $42.5 million and $27.8 million, respectively.

         Supplemental Cash Flow Information

For the quarters and the nine months ended September 30, 2000 and 2001, we paid interest of approximately $0.1 million and paid no income taxes during those periods.

A supplemental schedule of non-cash financing and investing activities follows (in thousands):



                                                          Nine Months Ended
                                                             September 30,
                                                          2000          2001
                                                        ---------------------

Notes receivable issued to officers                     $ 1,603       $   829
Acquisition of assets through a capital lease             1,682            85
Issuance of common stock in connection with the
  acquisition of key assets from another business         4,739            --
Accretion of Series A Preferred Stock                        -            361
Dividends on Series A Preferred Stock                     2,461         1,538
Issuance of warrants and other costs in conjunction
  with revolving credit facilities                           --           481
Issuance of warrants to financial advisor in
  connection with Series A Preferred Stock financing         --           431
Accrued liabilities established in connection with a
  business acquisition                                    1,384            --



NOTE 4 - SIGNIFICANT TRANSACTIONS

         Mandatorily Redeemable Series A 8% Convertible Preferred Stock

In March 2001, we issued 3,700,001 shares of mandatorily redeemable Series A 8% Convertible Preferred Stock ("Series A Preferred Stock") to a group of investors for $12.95 million or $3.50 per share. We issued an additional 128,571 shares of

Series A Preferred Stock on April 30, 2001 at $3.50 per share plus accumulated dividends. After deducting fees related to both transactions, this resulted in net proceeds to us totaling approximately $12.3 million. In addition, we issued and sold 200,000 shares of Series A Preferred Stock to our Chief Executive Officer, funded by a promissory note to us, for $0.7 million.

In conjunction with the March 2001 closing of the Series A Preferred Stock, an Equity Rights Certificate issued to an affiliate of Capital Z on September 29, 2000, for $10 million, was converted into 2,857,143 shares of Series A Preferred Stock at an effective rate of $3.50 per share. As of September 30, 2001, there were 6,885,715 shares of Series A Preferred Stock outstanding.

The holders of the Series A Preferred Stock are entitled to receive dividends on the Series A Preferred Stock equal to eight percent (8%) of the stated value per share payable at our option (i) in cash on each quarterly dividend date or (ii) by an upward adjustment to the stated value per share on a quarterly dividend payment date. As of September 30, 2001, we have recorded approximately $0.9 million of these dividends that have increased the carrying value of the preferred stock. However, our net loss attributable to common shareholders includes a total of $1.5 million of dividend charges, reflecting an additional $0.6 million of dividend charges related to the increasing value of the common stock underlying the 8% dividends on the preferred stock.

We are required to redeem all Series A Preferred Stock shares remaining outstanding on the fifth anniversary of the issue date of such shares at a price of 105% of the then current value per share (defined as the stated value per share, plus cumulative adjustments for dividends). We are accreting the value of the preferred stock up to the redemption value of the shares using the effective interest method. This is increasing the value of the Series A Preferred Stock and the charge is included in the computation of net loss attributable to common shareholders. As of September 30, 2001, we have recorded approximately $0.4 million of accretion charges.

         Revolving Lines of Credit

On July 13, 2001, LendingTree and GE Capital Commercial Services, Inc. ("GE") entered into a loan and security agreement and revolving credit note. Under these arrangements, GE will provide a two-year senior revolving credit facility providing for borrowings of up to $15 million. The facility has a two-year term under which we have pledged certain accounts receivable. As of September 30, 2001 we had pledged receivables of $4.3 million. Borrowings are limited to 85% of the eligible accounts receivable and bear interest at the prime rate. For purposes of computing interest, all payments against borrowings are deemed received by GE three (3) business days following receipt of such payments. We will also pay GE a fee equal to 0.115% of the eligible accounts receivable arising during the term of the facility. Eligible accounts receivable are subject to significant fluctuation period to period.

As of September 30, 2001, we have borrowings of approximately $2.0 million outstanding under the GE credit facility. Our borrowings have primarily been to fund advance purchases of measured media advertising (cable television, network television and spot radio). The funds for the advance purchases were put into the escrow account we set up with our advertising agency and are included on our balance sheet as restricted short-term investments.

In March 2001, we had entered into a two-year, $5 million revolving line of credit agreement with the Union Labor Life Insurance Company, on behalf of its separate account P, ("ULLICO"). Concurrent with the closing of the credit facility with GE, LendingTree and ULLICO terminated our agreement and we issued ULLICO a termination warrant to purchase 40,000 shares of common stock at an exercise price of $.01 per share. We recorded an expense of approximately $0.4 million for the estimated fair value of these warrants and remaining deferred offering costs related to this transaction.

         Revolving Loan

In March 2001, LendingTree and the Federal Home Loan Mortgage Corporation ("Freddie Mac") (a current customer) entered into a two-year revolving loan agreement whereby Freddie Mac provided us a two-year credit agreement under which we may borrow up to $2.5 million on a revolving basis, subject to certain covenants and restrictions.

As a commitment fee, Freddie Mac received warrants to purchase 12,500 shares of our common stock with an exercise price of $.01 per share. The $35,000 estimated fair value of these warrants, calculated using a valuation model, was recorded as a long-term asset and is being amortized to interest expense over the life of the revolving loan. Additionally, approximately

$0.1 million of other related offering costs have been recorded as a long-term asset and are also being amortized to interest expense over the life of the revolving loan.

As of September 30, 2001 we had not borrowed and there was no balance outstanding under this revolving loan.

         Equity Line

In March 2001, we entered into a common stock purchase agreement with Paul Revere Capital Partners, Ltd. ("Paul Revere") for the potential future issuance and sale of up to $24 million of our common stock. Under this arrangement, we, at our sole discretion and during the term ending March 2003, may exercise up to twenty-four monthly drawdowns under which Paul Revere is obligated to purchase a certain number of shares of our common stock.

If we choose to drawdown the equity line, the minimum amount of any drawdown is $0.1 million and the maximum amount is the greater of (i) $1.0 million or (ii) 20% of the average of the daily volume weighted average price of our common stock for the twenty-two (22) day trading period immediately prior to the date we request a drawdown multiplied by the total trading volume of the common stock for such period. Only one drawdown is allowed in each period of 22 trading days beginning on the date of the drawdown notice. Subject to certain adjustments, the number of shares to be issued on each settlement date will be a number of shares equal to the sum of the quotients (for each trading day within the settlement period) of (x) 1/22nd of the investment amount and (y) the purchase price on each trading day within the settlement period.

Under this arrangement, the price at which we can sell shares of our common stock to Paul Revere is equal to 95% of the daily volume weighted average price of our common stock. We may set a threshold (lowest) price during any drawdown period at which we will sell our common stock in accordance with this agreement.

As of September 30, 2001 there have been no drawdowns under this equity line.

         Other Arrangements

In March 2001, in connection with the sale of the Series A Preferred Stock, we entered into a promissory note and pledge agreement with our Chief Executive Officer to provide him with a $0.7 million loan to acquire 200,000 shares of the Series A Preferred Stock. This note and pledge agreement also amended and restated existing notes and pledge agreements with respect to $1.7 million in loans for option exercises. In August 2001, we entered into an amended and restated note and pledge agreement (Pledge Agreement) with our Chief Executive Officer relating to all the outstanding loans and interest accrued thereon totaling approximately $2.5 million. This amended and restated note bears interest at a fixed rate of 8% per annum on the unpaid balance of the loan. Interest is payable along with the principal payments annually except that payment of $55,000 of interest accruing through June 30, 2002 will be deferred until June 30, 2003. The amended and restated note is not prepayable.

Under the Pledge Agreement, the Chief Executive Officer has granted us a security interest in 1.1 million shares of his LendingTree common and preferred stock. The Pledge Agreement contains a provision which states that if the value of the collateral divided by the outstanding principal and interest on the note falls below a ratio of 2.8 to 1, the Chief Executive Officer is precluded from selling or transferring these securities without our prior written consent. The Pledge Agreement also specifies that so long as the Chief Executive Officer is employed by us, our sole recourse for satisfaction of the principal obligations under this note will be our rights to the collateral. However, interest obligations accruing under the note are full recourse. From March 2001 through August 14, 2001, the effective date of this amendment to the note, we had applied variable accounting treatment to the underlying pledged securities for this note and recorded periodic changes in the fair value of such securities as non-cash compensation charges or credits. Due to a decline in the fair market value of our common stock during the third quarter of 2001, up to and including August 14, 2001, we recorded a net $2.7 million credit to non-cash compensation. Due to an overall increase in the fair value of our common stock from March 2001, up to and including August 14, 2001, we recorded a net $1.3 million of expense to non-cash compensation. The amendment on August 14, 2001 resulted in fixed accounting treatment for the underlying securities and as such the company will no longer incur these variable accounting charges and credits going forward.

         Option Grants

As of September 30, 2001, we have approximately $1.7 million of deferred compensation recorded on our balance sheet related to options granted below fair market value in late 1999 and early 2000. In the nine months ending September 30, 2001, we have adjusted the balance of deferred compensation to reflect forfeited options. We are amortizing the deferred compensation to expense over the options' four-year vesting periods. For the three-month and nine-month periods ended September 30, 2001, we recorded compensation expenses of $0.2 million and $0.7 million, respectively, related to these option grants.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

As compensation for services provided related to our Series A Preferred Stock financing, we agreed to pay our financial advisor approximately $0.5 million in cash and issue warrants to purchase 112,500 shares of our common stock with an exercise price of $0.01 per share. As of September 30, 2001, we had a commitment to pay the final installment of $0.1 million and warrants to purchase 28,125 shares our common stock with an exercise price of $0.01 per share. This final installment will be paid in December 2001.

NOTE 6 - NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Common stock equivalents, including stock options and warrants, are excluded from the calculation, as their effect would be anti-dilutive to the net loss per common share. The calculation of diluted loss per share for the three months and nine months ended September 30, 2000 excludes weighted average options and warrants to purchase approximately 1.0 million and
1.7 million shares, respectively, of common stock as their impact would be anti-dilutive. The calculation of diluted loss per share for the three months and nine months ended September 30, 2001 excludes weighted average options and warrants to purchase approximately 1.4 million and 1.2 million shares, respectively, of common stock as their impact would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

LendingTree, Inc. was incorporated in the state of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998.

We are a lending exchange empowering consumers, lenders, and related service providers. We are not a lender, rather, as a lending exchange we attract consumers to our Website through various forms of advertising and send their loan requests to the network of lenders participating on our exchange.

Our technology platform, Lend-XSM, is the technology that powers our Internet based lending exchange at www.lendingtree.com. Additionally, we have also licensed the use of our Lend-X technology to other businesses and have enabled them to create either private-labeled or co-branded exchanges on their Websites.

Consumers begin the LendingTree process by completing a simple on-line credit request (which we refer to as a "qualification form"). After the consumer completes the qualification form, our Lend-X technology automatically retrieves the credit score for the particular consumer. The consumers' data and credit scores are then compared to the underwriting criteria of more than 100 lenders participating on our exchange. Consumers can receive multiple loan offers in response to a single credit request and then compare, review, and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a lower cost of acquisition than traditional marketing channels. Our lending exchange encompasses most consumer credit categories, including mortgages and home equity loans, as well as automobile loans, credit cards, and personal loans. Additionally, through our Website we also provide access to other services related to owning, maintaining and buying and selling a home, including a network of real estate brokers.

We earn revenue from lenders that pay fees for qualification forms that meet their underwriting criteria and are transmitted to them ("transmission fees") and for loans that they close ("closed-loan fees"). Additionally, in most states, real estate brokers participating in our network pay us a fee when consumer's requests that we transmit to them result in a purchase or sale of a home.

We also license and host our Lend- X technology for use by other businesses. This enables these businesses to create their own customized co-branded or private-label lending exchanges. These exchanges powered by Lend-X may be single lender or multi-lender marketplaces or may provide access to the LendingTree exchange with more than 100 participating lenders. Through these Lend-X partnerships, we can earn revenue both from technology fees related to customizing, licensing and hosting the third party exchange, as well as from transactional fees resulting from the volume processed through partners' exchanges.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
         THREE MONTHS ENDED SEPTEMBER 30, 2000

         REVENUE

Total revenue was approximately $17.2 million in the three months ended September 30, 2001, an increase of $8.2 million from $9.0 million reported in the same period in 2000.

Network Revenue

For the three months ended September 30, 2001, our LendingTree network revenue was approximately $15.2 million, or 89% of our total revenue, compared with approximately $7.8 million, or 87% of total revenue, for the same period in 2000. As shown in the following table, this revenue growth reflects a substantial increase across all products in the volume of discrete transmissions of qualification forms to our lenders (a discrete qualification form can be transmitted to more than one lender, generating multiple transmission fees for the same form) and in the amount of closed-loan volume.

                                    Three Months Ending September 30, 2000            Three Months Ending September 30, 2001
                                                                         (in thousands)

                                                   Discrete     Closed Loan                         Discrete       Closed Loan
                                                 Transmission   Transaction                       Transmission     Transaction
Network Transactions -              Revenue         Volume         Volume             Revenue        Volume          Volume
Mortgage                              $ 2,891              76              4           $  7,178             136              11
Home Equity                             3,212              43             10              4,540              53              14
Auto, Personal, Credit Card             1,393              93             33              1,446             161              44
                                --------------  -------------- --------------      -------------  --------------  --------------
   Subtotal Loan Transactions         $ 7,496             212             47           $ 13,164             350              69
                                --------------  ============== ==============      -------------  ==============  ==============
All Other Network Fees,
   and Realty Services                    335                                             2,079
                                --------------                                     -------------
Total Network                         $ 7,831                                          $ 15,243
                                ==============                                     =============


We attribute the 65% increase in discrete transmission volume (from approximately 212,000 discrete qualification forms in the three months ended September 30, 2000 to approximately 350,000 in the same period of 2001) primarily to growing adoption of on-line lending and the effectiveness of our advertising which has increased and maintained consumer awareness of our brand. Although we have demonstrated volume growth both during periods of rising and falling interest rates, we believe that the lower interest rate environment over the past year has also contributed to the increase in the number of consumers applying for loans and refinancing existing debt.

The 47% increase in our closed-loan volume (from 47,000 in the three months ended September 30, 2000 to 69,000 in the same period of 2001) is due not only to the increased transmission volume, but also to an increase in average closed loan rates across all product lines (from 10.1% in third quarter of 2000 to 11.9% for the same period in 2001). Our closed loan rates have increased primarily due to certain closed-loan initiatives. A significant initiative is adding to the number and variety of lenders on our network. This allows us to add capacity to handle more, as well as more types of, loan requests through our network. At September 30, 2001 we had 128 participating lenders on our network compared to 112 lenders at September 30, 2000. Additionally, there has been an increase in the number of lenders utilizing our automation tools.

All other network revenue increased more than 100% to $2.1 million or 14% of network revenue in the three months ended September 30, 2001 compared to 2000. This increase primarily reflects the addition of realty services to our product offerings, generating approximately $1.3 million of revenue in the third quarter 2001. Another $.5 million of the increase relates to an increase in revenue generated through affinity partner transactions. These transactions result from arrangements with third party membership programs or clubs, which allow us to offer members our services through a limited network or single lender program.

During the periods presented we generally charged a standard fee to all lenders for mortgage and home equity transmissions and closed loans. Accordingly, the volume increase noted above for these products contributed directly to the increases in revenue. However, beginning in November of 2001 our revenue will be impacted by a pricing change for our mortgage and home equity offerings. The standard fee for a transmitted loan request on and after November 5, 2001 will increase from $8.00 to $9.00 for both our mortgage and home equity products. The standard fee for closed-loans will change beginning with those that originate from qualification forms completed on and after November 5, 2001. For a closed home equity loan the fee will increase from $250 to $275. The standard fee for a closed mortgage loan will change from a flat $400 to a tiered structure with fees ranging from $300 to $750.

The revenue for the auto, personal and credit card products is also driven by increases in volume; however, the pricing for these products is not standard for all lenders and therefore the revenue does not increase proportionately with the volume increases from quarter to quarter. We do not currently have plans to significantly change pricing arrangements for these products.

Lend-X Technology Revenue

Lend-X technology revenue totaled $2.0 million, or 11% of our revenue, for the three months ended September 30, 2001. This is an increase of $0.8 million over the same period in 2000. The growth in Lend-X technology revenue is the result of several significant new customizing, licensing and hosting contracts that have been entered into since the third quarter of 2000. These new arrangements contain certain upfront fees that are being recognized as revenue over their expected service periods. For the quarter ended September 30, 2001, two customers accounted for 43% and 28%, respectively, of our total Lend-X technology revenue. For the quarter ended September 30, 2000 one customer accounted for 82% of our total Lend-X technology revenue. Additionally, some of the Lend-X arrangements provide for transactional revenue derived from volume from customers' sites that have been enabled by our technology. The total of Lend-X technology and transactional network revenue derived from Lend-X partner sources was approximately $1.5 million and $2.5 million, respectively, for the three months ended September 30, 2000 and 2001.

         GROSS PROFIT AND COST OF REVENUE

Gross profit of $13.9 million (81% of total revenue) for the three months ended September 30, 2001 was approximately $7.5 million higher than the same period of 2000, which had gross profit of $6.4 million (71% of total revenue). The improvement in gross profit and gross profit percentage is primarily due to the substantial increase in closed-loan volume (as noted above). A significant portion of our costs of revenue are fixed or volume-based related to the transmission of the loan request and as such are incurred whether or not a loan closes. Accordingly, our gross profits tend to increase when closed-loans increase in a period. Additionally, for 2001, volume based credit-scoring fees and network hosting fees did not increase in proportion to volume increases as a result of negotiated vendor price reductions that lowered our monthly costs.

Total cost of revenue increased 27% from $2.6 million in the three months ended September 30, 2000 to $3.3 million in the same period of 2001. This increase is principally due to costs related to an increase in the volume of closed-loan transactions such as consumer incentives and other promotional costs.

Network Gross Profit and Cost of Revenue

For the quarter ending September 30, 2001, network gross profit was $12.2 million (80%) compared to $6.0 million (76 %) for the same period in 2000.

Network costs of revenue increased $1.2 million from $1.8 million in 2000 to $3.0 million in 2001. This increase is a result of the addition of realty services to our product offerings in August 2000. Substantially all of this increase relates to incentives and promotional payments made directly to consumers that closed a realty transaction with a broker on our network.

Other costs of revenue principally personnel costs, increased approximately $0.2 million reflecting increased staffing in our implementation and customer care departments as a result of overall business growth, including the addition of realty services to our product offerings. Although our volume has increased substantially in third quarter 2001 compared to third quarter 2000, a proportional increase in staffing was not necessary, as we have improved efficiencies in our customer care processes.

Lend-X technology Gross Profit and Cost of Revenue

For the quarter ending September 30, 2001, Lend-X technology gross profit was $1.7 million (86%) compared to $0.5 million (39%) for the same period in 2000.

Costs of revenue associated with Lend-X technology are principally employment costs related to customizing and/or implementing Lend-X for partners, as well as ongoing server costs related to hosting Lend-X for these partners. Lend-X technology cost of revenue decreased from third quarter 2000 to third quarter 2001 by approximately $0.5 million. This decrease is due to the fact that in the prior year we were expending significant hours on a large fixed-price customization contract, resulting in a low gross profit for the period. Comparatively, in third quarter 2001, substantially all of our technology revenue was earned from the recurring revenue recognition of certain upfront fees that are being recognized over each of our contracts' expected service periods and from less significant customization projects. This has resulted in a significantly improved gross profit for 2001.

         OPERATING EXPENSES

Product development expense was approximately $1.1 million for the three months ended September 30, 2001 compared to $0.5 million for the same period in 2000. Product development costs consist of expenses incurred related to the ongoing efforts to enhance and maintain the functionality of our Lend-X technology and our Website and include compensation costs, purchased software and consulting costs. During the third quarter of 2000, more of our technology department employees were working on revenue generating projects as opposed to internal efforts. As such, more of their employment costs were captured in cost of revenue and not in product development.

Marketing and advertising expenses decreased $2.5 million to approximately $10.0 million for the three months ended September 30, 2001 compared to $12.5 million for the same period in 2000. Following the launch of our February 2000 national advertising campaign, we continued our brand-building efforts, spending significantly on advertising throughout the remainder of 2000 with combinations of radio and television advertising. Comparatively, during the third quarter of 2001, we were able to decrease advertising spending because we were already experiencing high consumer volume on our Website as a result of wider adoption of on-line lending and higher consumer awareness of our brand. These factors, along with lower interest rates, allowed us to reduce our overall advertising spending by 20% while still growing our network revenue 95% in the third quarter of 2001 compared to 2000.

Sales, general and administrative expenses decreased $3.4 million to $5.4 million for the three months ended September 30, 2001 from $8.8 million for the same period in 2000. This decrease is primarily due to a $2.7 million non-cash credit to compensation expense related to variable accounting treatment on the underlying securities of the Chief Executive Officer`s promissory note. This promissory note was amended in August of 2001 resulting in fixed accounting treatment for the underlying securities going forward.

Additionally, through improved cost management, we have been able to reduce our spending in certain areas, such as consulting fees and travel. These expenses were lower in third quarter 2001 versus third quarter 2000 by approximately $0.7 million. Bad debt expenses were approximately $0.5 million lower. We have also reduced our hiring efforts in 2001 and as a result, recruiting and relocation expenses were approximately $0.4 million lower.

Partially offsetting these decreases were increases in amortization and depreciation expenses. The amortization of intangible assets from an acquisition made in August 2000 contributed to a $0.4 million increase. Depreciation expenses increased $0.3 million from third quarter 2000 to third quarter 2001, reflecting new equipment and software purchases.

         INTEREST INCOME

Interest income consists of interest earned on cash and cash equivalents and restricted and short-term investments. Interest income decreased to $0.2 million in the three months ended September 30, 2001 from $0.5 million in the same period in 2000. This decrease was primarily due to lower average interest earning account balances in 2001 than in 2000.

         INTEREST EXPENSE, FINANCING AND OTHER CHARGES

Interest expense, financing and other charges consists of bank service charges, interest on capital leases and borrowings and other expenses related to our credit facilities. The $0.5 million increase from third quarter 2000 to third quarter 2001 is primarily due to $0.4 million of warrant and other charges related to the termination of our ULLICO credit facility.

         OTHER INFORMATION

For the three-month periods ended September 30, 2000 and September 30, 2001, net losses included non-cash compensation charges (credits) of $0.6 million and $(2.3) million, depreciation and amortization of $1.2 million and $2.0 million, and miscellaneous and interest income (expense), net of $0.3 million and $(0.4) million, respectively. Net losses excluding such items were $13.6 million and $3.0 million for the three months ended September 30, 2000 and 2001, respectively, a 78% decrease from quarter to quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
         NINE MONTHS ENDED SEPTEMBER 30, 2000

         REVENUE

Total revenue was approximately $45.3 million in the nine months ended September 30, 2001, an increase of $24.1 million from $21.2 million reported in the same period in 2000.

Network Revenue

For the nine months ended September 30, 2001 our total network revenue was approximately $40.4 million, or 89% of total revenue, compared with approximately $19.5 million, or 92% of total revenue, for the same period in 2000. As shown in the table below, this revenue growth reflects a substantial increase across all products in the volume of discrete transmissions of qualification forms to our lenders (a discrete qualification form can be transmitted to more than one lender generating multiple transmission fees for the same form) and in the amount of closed-loan revenue.

                                  Nine Months Ending September 30, 2000            Nine Months Ending September 30, 2001
                                                                      (in thousands)

                                                Discrete      Closed Loan                          Discrete      Closed Loan
                                              Transmission    Transaction                        Transmission    Transaction
Network Transactions -            Revenue        Volume          Volume              Revenue        Volume          Volume
Mortgage                            $ 8,037           217              10             $ 17,686            411             26
Home Equity                           7,592           112              23               12,282            150             37
Auto, Personal, Credit Card           3,297           197              72                5,657            447            147
                              --------------  ------------   -------------      ---------------  -------------   ------------
   Subtotal Loan Transactions        18,926           526             105               35,625          1,008            210
                              --------------  ============   =============      ---------------  =============   ============
All Other Network Fees
   and Realty Services                  580                                              4,772
                              --------------                                    ---------------
Total Network                      $ 19,506                                           $ 40,397
                              ==============                                    ===============


We primarily attribute the 92% increase in discrete transmission volume (from approximately 526,000 discrete qualification forms in the nine months ended September 30, 2000 to approximately 1,008,000 in the nine months ended September 30, 2001) to the growing adoption of on-line lending and the effectiveness of our advertising which has increased and maintained consumer awareness of our brand. Although we have demonstrated volume growth during both periods of rising and falling interest rates, we believe that the lower interest rate environment over the past year has also contributed to the increase in the number of consumers applying for loans and refinancing existing debt.

The increase in closed-loan volume from 105,000 in the nine months ended September 30, 2000 to 210,000 in the nine months ended September 30, 2001, a 100% increase, is due not only to the increased transmission volume, but also to certain closed-loan initiatives which have allowed us to maintain a consistent average closed loan rate across all products lines of approximately 11.4%. These initiatives have enabled us to leverage on the greater volume of transmitted qualification forms. Adding to the number and variety of lenders on our network has allowed us to add capacity to handle more, as well as more types of, loan requests through our network. At September 30, 2001 we had 128 participating lenders on our network compared to 112 lenders at September 30, 2000. Furthermore, there has been an increase in the number of lenders utilizing our automation tools.

All other network revenue increased $4.2 million to $4.8 million for the nine months ended September 30, 2001 compared to $0.6 million for the same period in 2000. This increase primarily reflects the addition of realty services to our product offerings, generating approximately $3.4 million of revenue in 2001. $0.8 million of the increase relates to an increase in revenue generated through affinity partner transactions.

During the periods presented we generally charged a standard fee to all lenders for mortgage and home equity transmissions and closed loans. Accordingly, the volume increases noted above for these products contributed directly to the increases in revenue. However, beginning in November of 2001 our revenue will be impacted by a pricing change for our mortgage and home equity offerings. The standard fee for a transmitted loan request on and after November 5, 2001 will increase from $8.00 to $9.00 for both our mortgage and home equity products. The standard fee for closed-loans will change beginning with those that originate from qualification forms completed on and after November 5, 2001. For a closed home equity loan the fee will increase from $250 to $275. The standard fee for a closed mortgage loan will change from a flat $400 to a tiered structure with fees ranging from $300 to $750.

The revenue for the auto, personal and credit card products is also driven by increases in volume; however, the pricing for these products is not standard for all lenders and therefore the revenue does not increase proportionately with the volume increases from quarter to quarter. We do not currently have plans to significantly change pricing arrangements for these products.

Lend-X Technology Revenue

Lend-X technology revenue totaled $4.9 million, or 11% of our revenue, for the nine months ended September 30, 2001. This is an increase of $3.2 million over the same period in 2000. The growth in Lend-X technology revenue in the nine months ended September 30, 2001 is the result of several significant new customizing, licensing and hosting contracts that have been entered into since the third quarter of 2000. The new licensing and hosting contracts contain certain upfront fees that are being recognized as revenue over their expected service periods. For the nine months ended September 30, 2001, two customers accounted for 42% and 29%, respectively, of our Lend-X technology revenue. For the nine months ended September 30, 2000 one customer accounted for 70% of our Lend-X technology revenue. Additionally, some of the Lend-X arrangements provide for transactional revenue derived from volume from customers' sites that have been enabled by our technology. The total of Lend-X technology and network revenue derived from Lend-X partner sources was approximately $3.5 million and $6.5 million, respectively, for the nine months ended September 30, 2000 and 2001.

         GROSS PROFIT AND COST OF REVENUE

Gross profit of $34.9 million (77% of total revenue) for the nine months ended September 30, 2001 was approximately $20.0 million higher than the same period of 2000, which had gross profit of $14.9 million (70% of total revenue). The improvement in gross profit and gross profit percentage is primarily due to the substantial increase in closed-loan volume (as noted above). A significant portion of our costs of revenue are fixed or volume-based related to the transmission of the loan request and as such are incurred whether or not a loan closes. Accordingly, our gross profits tend to increase when closed-loans increase in a period. Additionally, for 2001, volume based credit-scoring fees and network hosting fees did not increase in proportion to volume increases as a result of negotiated vendor price reductions that lowered our monthly costs.

Total cost of revenue increased $4.1 million from $6.3 million in the first nine months of 2000 to $10.4 million in the first nine months of 2001. This increase is principally due to costs related to an increase in the volume of closed-loan transactions such as consumer incentive and promotional costs.

Network Gross Profit and Cost of Revenue

For the nine months ending September 30, 2001, network gross profit was $31.1 million (77%) compared to $14.2 million (73%) for the same period in 2000.

Network cost of revenue increased $4.0 million from $5.3 million in 2000 to $9.3 million in 2001. $2.4 million of this increase is a result of the addition of realty services to our product offerings in August 2000 and reflects incentives and promotional payments made directly to consumers that closed a realty transaction with a broker on our network. $0.9 million of this increase is related to payments to consumers that requested and qualified for a credit card and also closed a loan through our network of lenders and gift certificates provided for closing a loan.

Other costs of revenue, principally personnel costs increased approximately $1.1 million reflecting increased staffing in our implementation and customer care departments as a result of overall business growth, including the increase resulting from the addition of realty services to our product offerings. Although our volume has increased substantially in 2001 compared to

2000, a proportional increase in staffing was not necessary, as we have improved efficiencies in our customer care processes.


Lend-X technology Gross Profit and Cost of Revenue

For the nine months ending September 30, 2001, Lend-X technology gross profit was $3.8 million (78%) compared to $0.7 million (41%) for the same period in 2000. The increase in gross profit percentage is due to the fact that in the prior year we were expending significant hours on a large fixed-price customization contract, resulting in a low gross profit for the period. Comparatively, in 2001, substantially all of our technology revenue was earned from the recurring revenue recognition of certain upfront fees that are being recognized over each of our contracts' expected service periods and from less labor intensive customization projects, resulting in an significantly improved gross profit for 2001.

Costs of revenue associated with Lend-X technology are principally employment costs related to customizing and/or implementing Lend-X for partners, as well as ongoing server costs related to hosting Lend-X for these partners. These costs increased approximately $0.1 million from the nine months ended September 30, 2000 compared to the same period in 2001.

         OPERATING EXPENSES

Product development expense was approximately $3.4 million for the nine months ended September 30, 2001 and $2.1 million for the same period in 2000. Product development costs consist of expenses incurred related to the ongoing efforts to enhance and maintain the functionality of our Lend-X technology and our Website and include compensation costs, purchased software and consulting costs. The increase from 2000 to 2001 is principally related to higher staff levels in the technology department resulting from the substantial recruiting efforts in second and third quarter of 2000. Additionally in 2000, there were more technology department employee costs captured in cost of revenue primarily related to a significant fixed fee contract.

Marketing and advertising expenses decreased $16.6 million to approximately $29.5 million for the nine months ended September 30, 2001 compared to $46.1 million for the same period in 2000. Following the launch of our February 2000 national advertising campaign, we continued our brand-building efforts, spending significantly on advertising throughout the remainder of 2000 with combinations of radio and television advertising. Comparatively, during 2001, we were able to decrease advertising spending because we were already experiencing high consumer volume on our Website as a result of a wider adoption of on-line lending and higher consumer awareness of our brand. These factors, along with lower interest rates allowed us to reduce our overall advertising spending by approximately 36% from the nine months ending September 30, 2000 to the nine months ending September 30, 2001, while revenue increased approximately 107% during the same period.

Sales, general and administrative expenses increased to $25.9 million for the nine months ended September 30, 2001 from $19.5 million for the same period in 2000. This increase is primarily a result of $3.8 million of higher employee compensation and other related costs due to 2001 reflecting the full impact of the people hired during 2000 (from 125 employees to 230 employees), reflecting the overall growth in our business. $1.3 million of the increase is due to non-cash compensation expenses related to net charges taken as a result of variable accounting treatment on the underlying securities of our Chief Executive Officer's promissory note. This promissory note was amended late in August 2001 resulting in fixed accounting treatment for the underlying securities going forward.

Additionally, the amortization of the intangible assets related to an acquisition made in August 2000 contributed to $2.8 million of the increase. Depreciation expenses increased $1.3 million from the nine months ended September 30, 2000 compared to the nine months ending September 30, 2001, reflecting new equipment and software purchases.

We have been able to reduce our spending in certain areas, such as consulting and travel in the nine months ending September 2001 versus September 2000, by approximately $1.5 million through improved cost management. Recruiting expenses were approximately $0.4 million lower due to decreased hiring efforts in 2001 (we have the same number of people at September 30, 2001 that we had at December 31, 2000). Bad debt expenses were approximately $0.8 million lower due, in part, to improved collection efforts and customer screening.

         LOSS ON IMPAIRED INVESTMENT

In February 2000, we made a $2.5 million equity investment in a company providing wholesale mortgage marketplace services for brokers and lenders over the Internet. In December 2000, we determined that the carrying value of this investment was impaired and we wrote the investment down to its estimated fair value of $0.6 million, recording $1.9 million as a non-operating loss on impaired investment. In June 2001, this company and another entered into a merger agreement and received an additional investment of $9.5 million. We determined that the value of our investment in this combined company was further impaired based on our reduced ownership percentage of the combined company, the financial condition of the combined company, the new investors having a liquidation preference of two-times other investors, and the historical losses from operations of both companies before the merger. Accordingly, we wrote down the investment to its estimated fair value of $0.25 million, recording $0.35 million as a non-operating loss on impaired investment.

         INTEREST INCOME

Interest income consists of interest earned on cash and cash equivalents and restricted and short-term investments. Interest income decreased to $.5 million in the nine months ended September 30, 2001 from $1.9 million in the same period in 2000. This decrease was primarily due to lower average interest earning account balances in 2001 than in 2000.

         INTEREST EXPENSE, FINANCING AND OTHER CHARGES

Interest expense, financing and other charges consists of bank service charges, interest on capital leases and borrowings and other expenses related to our credit facilities. The increase from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 is primarily due to $0.4 million of warrant and other charges related to the termination of our ULLICO credit facility.

         OTHER INFORMATION

For the nine months ended September 30, 2000 and September 30, 2001, net losses included non-cash compensation charges of $1.6 million and $2.3 million, depreciation and amortization of $1.5 million and $5.9 million, and miscellaneous and interest income (expense), net of $1.7 million and $(0.5) million, respectively. Net losses excluding such items were $49.7 million and $15.7 million for the nine months ending September 30, 2000 and 2001, respectively, a 68% decrease.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, LendingTree had approximately $11.3 million in cash, cash equivalents, restricted short-term investments and short-term investments. Management believes that these existing sources, the availability of existing revolving credit facilities as well as cash generated from operations will be sufficient to fund our operating and capital needs through 2002.

Although we have historically experienced significant revenue growth and we plan to eliminate negative cash flows from future operations, the operating results for future periods are subject to numerous uncertainties. There can be no assurance that revenue growth will continue or that we will be able to achieve or sustain profitability. Hence, our liquidity could be significantly affected. However, if revenue does not grow as anticipated and if we are unable to successfully raise sufficient additional funds through the equity line referred to in footnote 4 to the Financial Statements above, or in another manner, management would reduce discretionary operating expenditures, including advertising and marketing and certain administrative and overhead costs. Failure to generate sufficient revenue or to reduce costs as necessary could have a material adverse effect on our ability to continue as a going concern and to achieve our business objectives.

Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, our shareholders may experience significant dilution.

On July 13, 2001, LendingTree and GE Capital Commercial Services, Inc. ("GE") entered into a loan and security agreement and revolving credit note. Under these arrangements, GE will provide a two-year senior revolving credit facility of up to $15 million. The facility has a two-year term under which we have pledged our accounts receivable. As of September 30, 2001, we had pledged receivables of $4.3 million. Borrowings will be limited to 85% of the eligible accounts receivable and will bear interest at the prime rate. For purposes of computing interest, all payments against borrowings are deemed received by GE three (3) business days following receipt of such payments. We will also pay GE a fee equal to .115% of the eligible accounts receivable arising during the term of the facility. Eligible accounts receivable are subject to significant fluctuation period to period. As of October 31, 2001, we had no borrowings outstanding under the GE Credit facility. Our borrowings have principally been to fund advance purchases of measured media advertising (cable television, network television and spot radio) and also to fund our working capital needs. We were able to purchase premium advertising programming and lock-in significant cost savings with this advance purchase.

A covenant in one of our capital lease agreements requires that we maintain a cash balance of not less than $3.0 million throughout the term of the lease. If our cash balance falls below $3.0 million at the end of a period, we will be required to collateralize the balance of the lease with cash. As of September 30, 2001, the balance of this lease was approximately $0.6 million.

On April 30, 2001, we received approximately $0.4 million, net of approximately $52,000 of offering costs, from the issuance of 128,571 shares of Series A Convertible Preferred Stock.

On March 20, 2001, we received approximately $11.9 million, net of approximately $1.1 million of offering costs, from the issuance of 3,700,001 shares of Series A Convertible Preferred Stock.

In March 2001, we entered into a common stock purchase agreement with Paul Revere Capital Partners, Ltd. ("Paul Revere") for the potential future issuance and sale of up to $24 million of our common stock. Under this arrangement, we, at our sole discretion and during the term ending March 2003, may exercise up to twenty-four monthly drawdowns under which Paul Revere is obligated to purchase a certain number of shares of our common stock.

On September 29, 2000, we received $10 million from an affiliate of Capital Z, our largest investor, in exchange for an Equity Rights Certificate. In conjunction with the March 20, 2001, Series A Convertible Preferred Stock sale, the Equity Rights Certificate was converted into 2,857,143 million shares of the Series A Convertible Preferred Stock.

On August 2, 2000, we acquired certain assets and assumed certain liabilities from another business. The consideration paid for the acquired assets consisted of $6.2 million in cash and 639,077 shares of our common stock.

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

Restricted cash at September 30, 2001 of $8.9 million includes $8.6 million of investments that are maintained in an escrow account that was established by us and our advertising agency to maintain funds for non-cancelable and approved expenditures and services of the advertising agency. Disbursements from the escrow account can only be made for advertising expenditures we have approved in advance.

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

         FORWARD-LOOKING STATEMENTS AND CERTAIN RISKS

This quarterly report on Form 10-Q contains certain forward-looking statements and information based on our beliefs as well as assumptions made by, and information currently available to us. Many statements made in the 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not based on historical facts but are based on beliefs as well as assumptions made by us and information currently available to us. The words "expects", "anticipates", "estimates", "intends", "believes", "plans" and similar expressions are intended to identify forward-looking statements. These statements include, among others, those relating to the growth of our sales, general and administrative spending in the future; our ability to fund our operating and capital needs through 2002 with our existing cash and cash equivalents, restricted short-term investments and short-term investments, together with availability under our revolving credit facilities; the impact of pricing changes on our revenue; the effect of interest rates on our business; our continued revenue growth and its impact on our liquidity; our plans to reduce negative cash flows in the future and our ability to become cash flow positive after 2001. Our actual results could differ materially from the results discussed in any of our forward-looking statements. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 13, 2001, LendingTree and GE entered into a loan and security agreement and revolving credit note. Under these arrangements, borrowings will bear interest at the prime rate. For purposes of computing interest, all payments against borrowings are deemed received by GE three (3) business days following receipt of such payments. As of November 13, 2001 the prime rate was 5.0% and we had no borrowings outstanding under this facility. We currently believe that the possibility of significant fluctuations in the prime rate is low and accordingly the risk to us of material increases in interest expense on this facility is also low. However, a 1.0% increase in the prime rate on average borrowings under this facility of $2.0 million over the next twelve months would result in additional interest expense of approximately $20,000 during that twelve months.

We currently hold no derivative instruments and do not earn foreign-sourced income. All of our transactions occur in U.S. dollars and we do not have any investments in foreign countries. Accordingly, changes in currency exchange rates related to these types of transactions do not have a direct effect on our financial position or results of operations.

We are subject to market risk under our preferred stock and officer pledge agreements related to our recent financing transaction. These agreements expose us to market risk, as dividends on our Series A Preferred Stock that are paid by increasing the stated value will be recorded based on the fair value of the underlying common stock into which the additional value is convertible. For the three months and nine months ended September 30, 2001, we have recorded $0.1 million and $0.6 million, respectively of dividend charges related to the changes in the fair value of our common stock underlying the Series A Preferred Stock. If we continue to settle the dividend obligations by increasing the stated value of the preferred stock and if the fair value of our common stock were to increase $2.00 per quarter over the next twelve months, we would incur additional fair-value dividend charges of approximately $3.4 million during that twelve-month period.

Additionally, one of our credit facility agreements requires that a portion of the quarterly interest payments be in the form of warrants. The amount of interest expense that we will record will be based upon the estimated fair value of the warrants on the date that they are issued. As of September 30, 2001, no amounts had been borrowed under this facility and no warrant-based interest charges had been incurred.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were previously named as one of a number of defendants in a putative class action lawsuit originally filed on September 7, 2000 in California Superior Court in Contra Costa, California. This action for injunctive relief and class action restitution was filed under Cal. Bus. Prof. Code sections 17200 and 17500. The other defendants named in the action are Ohio Savings Bank, Costco Wholesale Corp., Costco Financial Services Inc., First American Title Insurance Company and First American Lenders Advantage. Given the costs and uncertainties of protracted litigation and without admitting any wrong-doing or liability of any kind, we recently settled this case for a nominal amount of money which did not have a material effect on our financial condition, cash flows or results of operations. The court recently approved the settlement.

In October of 2000, we were the subject of a routine examination conducted by the New York State Banking Department ("NYSBD"). At the close of the examination, during the exit interview and again by letter dated August 20, 2001, NYSBD examiners raised an issue as to whether we are obligated to make certain mortgage broker disclosures to consumers under New York state law. We believe that the NYSBD regulation which triggers the disclosures in question is inapplicable to us and we worked with the NYSBD to resolve the issue. We have subsequently agreed to provide certain disclosures requested by the NYSBD and, based upon conversations with the NYSBD, to the best of our knowledge this matter has now been resolved without a finding of a violation and without imposition of fines or forfeitures against us.

On September 10, 2001, Block Financial Corporation ("Block") filed a complaint in the United States District Court for the Western District of Missouri [Block Financial Corporation v. LendingTree, Inc., Case Number 01-1007-CV-W-3], against us, alleging that our financial card (credit card) qualification form processing system infringes its U.S. Patent No. 6,014,645 entitled, "Real-Time Financial Card Application System." Although we have not yet filed an answer to the complaint, we believe that we have meritorious defenses to Block's claims and we intend to vigorously defend ourselves in connection with this action. . The complaint seeks both monetary and injunctive relief. As the lawsuit is in an early stage, we cannot determine the effect, if any, on our results of operations, financial position or cash flows.

We are involved in litigation from time to time that is routine in nature and incidental to the conduct of our business. We believe that the outcome of any such litigation would not have a material adverse effect on our financial condition or the results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS:

NUMBER    DESCRIPTION
------    -----------
10.1      LendingTree, Inc. 2001 Stock Incentive Plan dated August 23, 2001
10.2 Letter of Understanding between LendingTree, Inc. and Douglas R. Lebda Dated September 24, 2001
10.3 Officer Grant Letter Between LendingTree, Inc. and Douglas R. Lebda Dated September 28, 2001
10.4      LendingTree, Inc. Employee Stock Purchase Plan dated July 1, 2001

(b) REPORTS ON FORM 8-K:

On July 26, 2001, we filed a report on Form 8-K to report that LendingTree, Inc. and GE Capital and Commercial Services, Inc. entered into a loan and security agreement and revolving credit note, report on our second quarter 2001 financial results and announce that we had accepted the resignation of a board member and appointed a new director.

On September 13, 2001, we filed a report on Form 8-K to report that we had announced results of a third-party brand tracking study. The study measured Total Brand Awareness both nationally and within major metropolitan areas among adults 19-54 for brands competing within the online lending market. The results show the LendingTree brand enjoys 59% Total Brand Awareness among adults nationwide, and that Total Brand Awareness among frequent Internet users in major metropolitan markets is 70%.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LENDINGTREE, INC.


Date:  November 14, 2001               By: /s/ Keith B. Hall
       -----------------                   -------------------------------------
                                           Keith B. Hall, Senior Vice President,
                                           Chief Financial Officer and Treasurer