Form 10-K
period 2001-12-31
LENDINGTREE INC
filed 2002-03-05
CIK 1096479

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

     (Mark one)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                       OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ___________ .

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of common stock on January 31, 2002 as reported on the NASDAQ National Market, was approximately $88 million.

         As of January 31, 2002 there were 19,296,939 shares of Common Stock, $.01 par value, outstanding, excluding 661,996 shares of treasury stock.

                       Documents Incorporated by Reference

         Portions of the definitive Proxy Statement to be delivered to security holders for the 2002 Annual Meeting of Stockholders to be held on April 24, 2002 are incorporated by reference into Part III of this Form 10-K.

================================================================================

Forward-Looking Statements

         This Annual Report on Form 10-K may contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that represent our expectations or beliefs concerning future events or projected financial results. Words such as "expect," "anticipate," "estimate," "intend," "believe," "plan" and similar expressions are used to identify these forward-looking statements. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in certain forward-looking statements include the timing and amount of revenue that may be recognized by us, continuation of current expense trends, absence of unforeseen changes in our markets, continued acceptance of our services and products and general changes in the economy. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Factors That May Affect Future Results of Operations or Reported Results" in Item 7 of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein.

Part I
Item 1.  Description of Business

General Development of the Business and Overview

         LendingTree, Inc. was incorporated in the state of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998.

         We are a lending exchange empowering consumers, lenders and related service providers. We are not a lender; instead we attract consumers to our Website through various forms of advertising and send their loan requests to the network of banks, lenders and loan brokers ("Lenders") participating on our exchange.

         Our technology platform, Lend-X(SM), is the technology that powers our Internet based lending exchange at www.lendingtree.com. Additionally, we have also licensed the use of our Lend-X technology to other businesses and have enabled them to create either private-labeled or co-branded exchanges on their Websites.

         Consumers begin the LendingTree process by completing a simple on-line credit request (which we refer to as a "qualification form"). After the consumer completes the qualification form, our Lend-X technology automatically retrieves the credit score for the particular consumer. The consumers' data and credit scores are then automatically compared to the underwriting criteria of the more than 140 Lenders participating on our lending exchange. Qualified consumers can receive multiple loan offers on-line in response to a single credit request and then compare, review, and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a lower cost of acquisition than traditional marketing channels. Our lending exchange encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards, and personal loans. Additionally, through our Website we also provide access to other Realty Services related to owning, maintaining and buying and selling a home, including a network of real estate brokers.

         We earn revenue from the Lenders on our exchange which pay us fees for qualification forms that meet their underwriting criteria and are transmitted to them ("transmission fees"). Since a qualification form can be transmitted to more than one lender, we may generate multiple transmission fees for the same form. We also earn revenue for loans that the Lenders on our exchange close with consumers that we referred to them ("closed-loan fees"). Additionally, in most states, real estate brokers participating in our exchange pay us a fee when consumers' requests that we transmit to them result in a purchase or sale of a home ("realty services fees"). We refer to the aggregate of these fees as our Exchange revenue.

         We also license and host our Lend-X technology platform for use by other businesses. This enables these businesses to create their own customized co-branded or private-labeled lending exchanges. These exchanges, powered by Lend-X, may be lender marketplaces or may provide access to the LendingTree exchange with more than 140 participating Lenders. Through these Lend-X relationships, we can earn revenue both from technology fees related to customizing, licensing and hosting the third party exchange, as well as from transactional fees resulting from the volume processed through such exchanges.


Industry Background

         For Lenders, the traditional loan origination process is paper-intensive, time-consuming, and usually accompanied by high fixed costs and labor expense. This inefficient process often involves significant marketing and origination costs.

         For consumers, the traditional loan process is time-consuming, requires completion of multiple forms, and can often be frustrating and confusing. Consumers typically search through a variety of loan products from many different lenders, apply to one lender at a time for that lender's offered price, and then wait for that lender to approve or reject the application. Competing online lending sites generally mirror the traditional loan origination process. Consumers visit the Website, view a list of loan products, apply for one product from one lender, and are either given an offer or rate quote or are rejected by the lender. While the consumer proposition presented by online lending Websites is the same as the traditional offline process, the business models for online lending Websites generally fall into the following two categories:

         -- Lender/Broker Model. The operators of Websites such as Mortgagebot.com and QuickenLoans and Ditech generate a large portion of revenue in the same way as traditional lenders, from a mark-up over their cost of capital, whether the source of capital is a lender, secondary market purchaser, or warehouse line of credit. In exchange for these mark-ups, the lender/broker undertakes all of the document processing, verification, and customer interaction. In addition, to the extent the lenders/brokers fund originated loans with their own capital, they are often directly exposed to interest rate risk, credit risk, liquidity risk and must also effectively manage their loan pipeline.

         -- Referral Agent Model. The operators of Websites such as Providian's GetSmart typically generate revenue by providing referrals to lenders. Because referral agents typically do not generate any revenue upon loan closings, there is little incentive for these companies to ensure that lenders and consumers consummate the loan transaction. Additionally, because referral Websites do not offer the consumers multiple offers on their sites, they are not able to continually give best practices and pricing data to lender participants.

         LendingTree believes that the inefficiencies of the traditional lending process and the shortcomings of other online business models, combined with the large and recurring nature of consumer loan demand, offer a substantial opportunity for the exchange business model.


The LendingTree Process

 The LendingTree process consists of the following steps:

-- Credit Request. Consumers access our exchange at www.lendingtree.com or sites enabled by Lend-X and select a loan product from our multiple loan categories. Consumers complete a single qualification form for the selected loan product with information such as income, assets and liabilities, loan preferences and other data. Consumers also consent to our retrieval of their credit report.

-- Qualification Form Filtering and Transmission. Our filtering process matches the consumer's qualification form data, credit profile, and geographic location to the preset underwriting criteria provided by participating Lenders. Lenders are able to modify their underwriting criteria in real-time directly through a password-protected Website known as our LenderWeb. Once qualification forms pass the filters, they are transmitted to up to four Lenders whose lending criteria match that of the consumers' profile.

-- Lender Evaluation and Response. Lenders evaluate and respond to the qualification forms that pass their filters. This response takes place on the LenderWeb or via automated interface technology that we have developed.

-- Communication of Offer. Once a lender evaluates a qualification form, renders a decision, and responds with an offer, our system automatically notifies the consumer via e-mail and displays the offers on the Website where the request originated. The e-mail contains instructions to return to the Website and provides instructions directing the consumer to the Check Status page where consumers can view and compare the terms of each offer including: interest rate, closing costs, monthly payment amount, lender fees and other information.

-- Offer Acceptance. The consumer has the ability to accept, reject or request more information about any particular loan offer. When the consumer selects one of these options, our system automatically notifies the chosen lender and the remainder of the process is conducted offline.

-- Ongoing Consumer and Lender Support. We provide active email and telephone follow-up and support to both Lenders and consumers during the loan transaction process. This follow-up and support is designed to provide technical support and increase overall satisfaction of the participants in our exchange, as well as increase the percentage of consumers who accept and close a loan from our lending exchange.


Lend-X

         Lend-X is our online lending exchange technology that offers a fast, adaptable and reliable online lending solution for lenders and non-lenders alike, providing valuable access to our online lending exchange of more than 140 Lenders. We license our Lend-X technology to over 30 companies who create lending exchanges using Lend-X on a private-label or co-branded basis to leverage their own lender relationships or those that we have established.

         The Lend-X technology platform is made up of the following integrated components:


                  ConsumerWeb - Consumer interactions
                  -----------------------------------
                  --   Consumer-tested online form with help tips
                  --   Resource center with more than 100 pages dedicated to
                       consumer education
                  --   Cross-sell opportunities
                  --   Online communication of offers
                  --   Customer care / call center support
                  --   Automated email tools and customer surveys

                  Automated Decision Engine - Product and pricing
                  -----------------------------------------------
                  --   Product and pricing configuration for automated offers
                  --   Offer conditions and rules-based closing costs
                  --   Credit-pull capability

                  Exchange Platform - System integration
                  --------------------------------------
                  -- Interfacing to connect front-end sources and back-end systems
                  -- Routing capability based on loan request and business model

                  LenderWeb - Lender interactions
                  -------------------------------
                  --   Lead management tools
                  --   Point of sale tools
                  --   Configuration of workflow, product and pricing, and
                       administrative functions
                  --   Reporting capability

The benefits to our Lend-X clients include:

-- Incremental Revenue. Lend-X offers lenders the ability to cross-sell lending products to a wider consumer base and non-lenders to utilize Lend-X and LendingTree's services to access a new market place.

-- Lower Upfront Cost. Using our Lend-X proprietary technology can result in lower upfront cost for our clients than if they developed a web-based lending exchange themselves. As companies seek to develop proprietary Internet capabilities, Lend-X can meet their needs in a more cost-effective and scalable manner.

-- Reduced Technology Obsolescence. Lend-X is continually updated as new technologies develop. Companies that use Lend-X can take advantage of these improvements and maintain the latest technology.

-- Multi-lender Capability. We believe that financial institutions will adopt a multi-lender approach over time. Lend-X facilitates transactions between financial institutions. A multi-lender approach not only increases consumer choice, but also provides additional transaction revenue to the Lend-X customer.

-- Time to Market Advantage. Because our Lend-X product typically runs in an application service provider environment, a company can have a Website up and running in as little as two weeks. This gives a valuable time-to-market advantage compared to other solutions.

-- Robust, Scalable Technology. Lend-X clients need to process significant transaction volume. Lend-X was designed, and has proven its ability to handle significant volume and a wide range of products.

-- Access to Market Information. We provide Lend-X clients with access to a comprehensive data warehouse and real-time reporting capabilities. Additionally, we provide Lend-X clients with the benefits of our experience and knowledge of the Internet lending arena.


Customers

LendingTree Exchange Customers
------------------------------

         Our on-line exchange offers consumers the opportunity to obtain the loan products and other services listed below. We do not charge consumers a fee to use our services and our network of Lenders and real estate brokers ("our customers") pay us fees for the transmitted qualification forms, closed loans or closed real estate transactions.


         As of December 31, 2001:

         -- Home Mortgage. LendingTree had 95 Lenders providing home mortgage loans.

         -- Home Equity. LendingTree had 54 Lenders providing home equity loans.

         -- Automobile Loans. LendingTree had 12 Lenders providing automobile loans.

         --   Credit Cards. LendingTree had 9 credit card issuers.

         -- Personal Loans. LendingTree had 5 Lenders providing personal loans.


         Some Lenders provide more than one type of loan product through our exchange. Accordingly, the sum of the Lenders by product category above exceeds the total number of Lenders on our exchange.


         In addition to these loan products, LendingTree offers other services to our consumers:

         -- Real Estate Services. We refer consumers from our exchange or various third party sites to participants in our network of real estate agents located in most states. As of December 31, 2001, we had relationships with approximately 650 real estate brokerages representing over 2,600 real estate offices to support referrals supplied by LendingTree.

         -- Other Products and Services. LendingTree also has other marketing arrangements with a variety of providers that offer home ownership and maintenance related products and services.

         For the years ended December 31, 2001, 2000 and 1999, Exchange revenue was 90%, 89% and 88% of our total revenue, respectively.


Lend-X Technology Customers
---------------------------

         We have over 30 Lend-X technology customers, that are lenders or other businesses that have created a loan marketplace using Lend-X on a private-label or co-branded basis. These businesses leverage their own lender relationships or those that LendingTree has established. We also perform certain other services for some of our Lend-X technology customers. In these transactions, we typically receive a basis point fee from the lender.

         Revenue from sales of Lend-X technology represented $6.5 million (or 10% of total revenue) in 2001, $3.3 million (or 11% of total revenue) in 2000 and $0.9 million (or 12% of total revenue) in 1999.

         Reference is made to our consolidated financial statements, included in
Item 14 herein, for further disclosures about our business segments.


Geographic Information

         All of our revenue is generated from transactions originating in the United States. All of our fixed assets are located in the United States, principally in Charlotte, North Carolina at our headquarters.

Competition

         Online Lending Exchange:

         As previously stated, LendingTree operates a unique lending exchange, matching the on-line requests of borrowers with up to four Lenders on our network. The primary competitive factors for the exchange model are as follows:

         -- Brand awareness: To be competitive as an exchange, competitors must have the ability to attract consumer demand in high volumes. Competitors will need to make significant investments to build and maintain a compelling brand that will compete against LendingTree's established brand.

         -- Lender network: In order to provide value to prospective borrowers, a competitor must create strategic alignment with a critical mass of lenders to fulfill consumer demand. This takes significant investments in time and resources and will require learning about lending practices both on-line and through off-line channels.

         -- Online relationships: - access to consumers from other major portals or Internet sites is essential for developing market share;

         -- Scalable technology: - infrastructure that integrates easily with lenders and can adapt to support extended product offerings; and

         --   Ease of use and convenience for consumers and lenders.


         Our success depends upon capturing and maintaining a significant share of consumers who obtain loans through the Internet. In order to do this, we must continue to build on our first mover advantage, maintain brand awareness among consumers and lenders, expand our network of Lenders, establish additional Lend-X relationships, and continually upgrade our technology. Many of our current competitors, however, have longer operating histories, larger customer bases, and significantly greater financial, technical, and marketing resources than we do. In addition, participants in other areas of the financial services industry may enter the consumer loan marketplace.

         We believe that our primary competition in online lending are traditional lending institutions developing their own on-line lending channels (a "Click and Mortar" approach). Established entities such as JPMorgan Chase, GMAC and CountryWide have entered the online lending business as a way to diversify their revenue streams, maintain growth and broaden their appeal to a wider base of consumers. These companies do not operate a true exchange, rather they are set up to process, close, and fund the loan as a stand-alone lender. The single-lender model enables lenders with large brand names and established customer bases to attract consumers to their own web site, creating potential for efficient loan acquisition and processing. However, because the channel is usually small as compared to the lender's traditional channels, service standards may lag, and consumers may not receive a differentiated experience. Because the Internet consumer is expecting a faster, more convenient experience, and because other lending institutions are easily accessible via the Internet, click and mortar competitors must refine their sales and fulfillment processes to be effective. Also, they must resolve substantial channel conflict issues to price the channel attractively, and large lenders in particular must resolve internal barriers in order to distribute consumer leads to the right internal departments and ensure appropriate follow-up. Like traditional channels, the model exposes the lenders to interest rate risk, credit risk and liquidity risk. Certain products such as personal loans and credit cards are particularly prone to adverse selection, requiring stringent underwriting to manage risk.

         Additional competition comes from lending Websites, including Mortgagebot.com, Quicken Loans, and Ditech. These lenders originate the bulk of their loans via their Websites, and are considered "e-lenders" and can also be lenders on our exchange. In addition, some online financial services companies, including the online brokerages and Internet banks, have extended consumer products to include online lending. These companies typically operate a consumer-branded website and attract consumers via online banner ads, key word placement on search engines, partnering with affiliates and business development deals with other Internet properties, including major portals. They may also attract consumers via off-line advertising. The e-lenders process, close, and fund loans and thus are subject to credit risk. As compared to click and mortar competitors, the on-line lenders do not need to invest heavily in branch-offices and infrastructure and given sufficient scale, may provide a cost-effective and convenient way for consumers to obtain a loan. To be successful, the on-line lenders must build and maintain a brand, develop relationships with on-line portals and other sources of potential consumers and build out loan product offerings to appeal to a mass audience.

         LendingTree's chief competitor in the Exchange space is GetSmart. Similar to LendingTree, GetSmart refers consumers to up to three lenders. The consumer gets the name, email address and phone number of the lender, plus a link to their web site. At that point GetSmart exits the process. By contrast the LendingTree consumer gets up to four real loan offers upon which to make a decision. LendingTree works with both the borrower and lender to move the loan to closure. The key consumer benefit provided by LendingTree's lending exchange is choice, combined with empowerment, speed and convenience. Additionally, LendingTree can match consumers across the credit spectrum with a wide array of loan products. Lenders gain access to consumers usually at a lower cost of acquisition. As an exchange, LendingTree is not exposed to interest rate risk or credit risk. The fees a lender charges are also typically greater than the fees paid by LendingTree's network of Lenders. The challenges for on-line lending exchanges are that they must build and maintain a brand as well as a lender network. The exchange providers must also build and maintain their own technology.


         Online Realty Services Exchange:

         Our primary competitors in the area of offering online real estate referral services are Homestore.com, Realtor.com and Homegain.com. In each of these exchanges, including our own, the consumer completes an on-line form and is referred to a realtor that is participating in the network of realtors. These Websites offer a variety of real estate related tools and helpful hints for the consumer.


         Lend-X technology:

         We believe that our primary competitors in this area are:

         -- Traditional software companies and custom website development companies (e.g. American Management Systems, Alltel, Cybertek, CMSI, etc.). Traditional software companies and custom website development companies generally develop large-scale custom websites for financial institutions. These companies are competitive to LendingTree because of the in-depth relationships that these companies have in place. The benefit of these companies' offerings is that they are customized and developed specifically for a single institution. The challenges for these offerings compared to Lend-X is that they typically require substantially longer lead times, cost significantly more, do not have multi-lender linkage capability, and must be updated and changed as technologies advance.

         -- Emerging Internet Software Development Companies (e.g. Expede, Framework, S-1, Digital Insight, Corrillion). Other companies are currently developing and marketing software to the financial services industry. These companies generally are focused at the front-end as Customer Relationship Management (CRM) software providers or at the back-end as loan processing systems. Other companies are focused on other banking-related applications like bill payment and online banking. As these companies develop their existing products and as functionality is added to Lend-X, competition from these companies could emerge.


Business Development

         Our business development teams target and establish relationships with lenders to achieve an adequate array of credit products to meet consumer demand. Additionally, Lend-X sales people cross-sell into the lender network and also target non-lender clients that could utilize the Lend-X platform to establish a single lender or co-branded Website to offer loan products. Our marketing objective is to increase awareness of our lending exchange through trade advertising, public relations, and attendance at trade shows and industry conferences.


Customer Service

         We employ a staff of customer service and technical support personnel who provide support to all users of our services. They provide support via email and telephone. The responsibilities of the customer service and technical support personnel include:

         -- Responding to consumers' questions about the status of their credit request, how to use our Website, and other frequently asked questions.

         -- Acting as a liaison between consumers and Lenders, to ensure consumers receive prompt service from Lenders.

         --   Acting as a facilitator for the consumer and real estate agent.

         -- Providing technical support to lender technical and systems questions 24 hours a day, seven days per week.

         --   Providing technical support to Lend-X clients.


Marketing

          Our principal marketing objectives are to maintain our leading brand awareness position and to increase volume on our exchange. These efforts include offline advertising, online advertising and direct marketing. We also collect and analyze consumer data to enhance our consumer marketing programs, subject to compliance with our privacy policy.


         Offline Advertising

         -- Television Advertising. Our television advertising has proven to be an effective medium to drive both brand awareness and transaction volume. Utilizing television we have created significant brand awareness of our brand promise of "When Banks Compete, You Win."

         -- Radio Advertising. Our radio advertising directly increases transaction volume on our Website as well as consumer awareness of the LendingTree brand. Radio advertising, through a combination of network and spot buying, enables us to reach our target audience in a cost-effective manner both nationally and locally. We select our spot radio markets based on a variety of factors including population density, housing starts, Internet-enabled households, and overall home buying activity.


         Online Advertising

         -- Online Advertising and Sponsorships. Online advertising and sponsorships play an important role in our overall effort to reach potential consumers. We focus on those portals and Websites having a high affinity to consumer lending, such as real estate, personal finance and automobile-related Websites. We have also partnered with major search engine companies such as Yahoo! Finance and incorporated banner advertising into our online strategy to maximize consumer reach at relatively low cost.

         The LendingTree Affiliate Network

         -- We have agreements with other Websites that route consumers to www.lendingtree.com. We pay advertising fees to our affiliates in exchange for the placement of banner ads and links from their site to ours. Our affiliate program has been a cost-effective source of loan request volume. These affiliates are independent third parties and LendingTree does not have any ownership interest in any such affiliate.

         Direct Marketing

         We believe that direct marketing is an effective means of increasing loan requests and closure rates, and a way to develop more sustainable relations with consumers. Our direct marketing initiatives have been executed through both offline and online channels, within the guidelines of our privacy policy. Our direct marketing initiatives include:

         -- Direct Email. We use email to encourage customers to visit our Website, complete the loan request process, communicate with consumers throughout the lending process, offer additional product and service value and facilitate consumers' ability to obtain loans.

         -- Direct Mail. We use direct mail to compliment our online email efforts to build brand equity and increase overall transaction volume.

         -- Cross-Selling. We use cross-selling and other adaptive marketing activities to provide consumers the opportunity to purchase related products and services from selected third parties at various points in the LendingTree loan process. We previously added the cross-sell of real estate services to consumers in addition to existing cross-sell programs such as home, auto and credit card products.


Employees and Recruitment

         As of December 31, 2001, we had 234 full-time employees. Of these, 92 were in technology and project management, 20 were in lender relations and 40 customer care, 51 were in sales, marketing, and business development, 23 were in financial and legal, and the remaining 8 were in human resources and administrative positions. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.


Privacy Policy

         We believe that issues relating to privacy and use of personal information of Internet users are becoming increasingly important as the Internet and its commercial use grow. As a result, we have adopted a detailed privacy policy that outlines how we use consumer information and the extent to which Lenders and other third parties may have access to this information. This policy is prominently noted on our Website. We do not sell, license or rent any personally identifiable information about our consumers to any third party, and will use the information about its customers for internal purposes only.

         Generally, the privacy provisions of the recently enacted Gramm-Leach-Bliley Act:

         -- Prohibit financial institutions from disclosing to unaffiliated third parties nonpublic personal information collected from consumers, subject to several exceptions;

         -- Require financial institutions to develop and disclose consumer privacy policies;

         -- Empower federal regulators with the authority to regulate information sharing and enforce the provisions of the law; and

         --   Allow states to pass stricter financial privacy laws.

                  Compliance with the Gramm-Leach-Bliley Act became mandatory on July 1, 2001. As a result, we amended our privacy policy and implemented new procedures to make privacy disclosures to consumers. In addition, we have worked with our Lenders to assist them in complying with their obligations, to the extent possible, through our Website.

Government Regulation

         The loan products and real estate agent referral services available through our Website are subject to extensive regulation by various federal and state governmental authorities. Because of uncertainties as to the applicability of some of these laws and regulations to the Internet and, more specifically, to our business, and considering our business has evolved and expanded in a relatively short period of time, we may not always have been, and may not always be, in compliance with applicable federal and state laws and regulations. Failure to comply with the laws and regulatory requirements of federal and state regulatory authorities may result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts without compensation, loss of exempt status, indemnification liability to Lenders and others doing business with us, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability.

         Many, but not all, states require licenses to solicit or broker to residents of those states, loans secured by residential mortgages, and other consumer loans, including credit card, automobile and personal loans. We are not currently licensed and able to accept credit requests for all loan products in every state. We are not currently accepting credit requests for loan products from residents of states in which we are not licensed to provide those products. In many of the states in which we are licensed, we are subject to examination by regulators. In addition, as a result of our Realty Services offerings, we are required to obtain real estate broker licenses, additional mortgage broker licenses and individual call center personnel licenses in numerous states. Failure to obtain these licenses and approvals could prevent us from receiving fees from the real estate agent referral and mortgage services programs we offer and may subject us to the types of fines, forfeitures and litigation discussed above.

         As a computer loan origination system or mortgage broker conducting business through the Internet, we face an additional level of regulatory risk given that most of the laws governing lending transactions have not been substantially revised or updated to fully accommodate electronic commerce. Until these laws, rules and regulations are revised to clarify their applicability to transactions conducted through electronic commerce, any company providing loan-related services through the Internet or other means of electronic commerce will face compliance uncertainty. Federal law, for example, generally prohibits the payment or receipt of referral fees in connection with residential mortgage loan transactions. The applicability of referral fee prohibitions to the advertising, marketing, distribution and cyberspace rental arrangements used by online companies like ours may have the effect of reducing the types and amounts of fees that we may charge or pay in connection with real estate-secured products.

         Regulations promulgated by some states may impose compliance obligations on any person who acquires 10% or more of our common stock, including requiring that person to periodically file financial and other personal and business information. If any person acquires 10% or more of our common stock and refuses or fails to comply with these requirements, we may not be able to obtain a license and existing licensing arrangements in particular states may be jeopardized.

         The parties conducting business with us, such as Lenders and other Website operators, may similarly be subject to federal and state regulation. These parties act as independent contractors and not as our agents in their solicitations and transactions with consumers. Consequently, we cannot ensure that these entities will comply with applicable laws and regulations at all times. Failure on the part of a lender or other Website operator to comply with these laws or regulations could result in, among other things, claims of vicarious liability or have a negative impact on the our reputation.

         In addition to licensing requirements, federal and state laws regulate residential lending activities and record keeping requirements of brokers and lenders. At the federal level, our services are regulated by, among other laws, the Truth in Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Housing Act, the Fair Credit Reporting Act, federal privacy laws, and the Real Estate Settlement Procedures Act and Regulation X. These laws generally regulate the manner in which loan services are made available, including advertising and other consumer disclosures, payments for services, record keeping requirements, and the privacy and reporting of consumer data. State and federal laws also prohibit unfair and deceptive trade practices and require companies to adopt appropriate policies and practices to protect consumer privacy.

         Under the Truth in Lending Act, creditors are required to provide consumers with uniform, understandable information concerning some of the terms and conditions of loan and credit transactions being offered, which may include disclosures in advertising. This particular federal law is generally applicable to lenders and applies to us primarily in the context of advertising.

         The Equal Credit Opportunity Act prohibits discrimination against applicants on the basis of race, color, sex, age, religion, national origin, or marital status, and the Fair Housing Act similarly prohibits discrimination in residential mortgage lending. The regulations under the Equal Credit Opportunity Act also restrict creditors from requesting various types of information from loan applicants and require lenders to supply applicants with a notice, referred to as an adverse action notice, when the lender denies its applicants credit. Our Lenders are generally obligated to provide the required disclosures. While the applicability of these disclosure requirements to us is unclear, we nevertheless provide such disclosures to consumers in the event that a qualification form cannot be transmitted to any lender.

         The Fair Credit Reporting Act is a consumer privacy statute that generally governs the assemblage, evaluation, maintenance, and dissemination of information on consumers that has been collected for the purpose of evaluating their qualifications for credit. The Fair Credit Reporting Act also requires that users of consumer credit reports notify consumers when their loan applications are denied on the basis of those consumer credit reports. In addition, recent consumer privacy legislation enacted as part of the Gramm-Leach-Bliley Act restricts the dissemination of nonpublic consumer information to non-affiliated third parties and will require institutions to maintain privacy policies, and give notice of such policies. We have made numerous changes to our Website and procedures to address the consumer privacy provisions of the Gramm-Leach-Bliley Act.

         The Real Estate Settlement Procedures Act, or RESPA, and related regulations generally prohibit the payment or receipt of fees or any other item of value for the referral of a real estate-secured loan to a loan broker or lender. RESPA and the related regulations also prohibit fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, including mortgage brokerage and lending services. Notwithstanding these prohibitions, RESPA permits payments for goods or facilities furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods, facilities or services provided. Failure to comply with RESPA may result in, among other things, administrative enforcement actions, class action lawsuits, cease and desist orders and civil and criminal liability.

         The mortgage and home equity products offered through our exchange are residential real estate secured loans subject to these provisions of RESPA. Consequently, our online relationships with Lenders, other companies and Websites on which we offer services are subject to RESPA's prohibitions on payment or receipt of referral fees for referrals and for unearned fees or fee splits. We believe that we have structured these relationships to comply with RESPA. The applicability of RESPA's referral fee and fee splitting prohibitions to these types of Internet-based relationships, however, is unclear and the appropriate regulatory agency has provided limited guidance to date on the subject. See the section of this Form 10-K entitled "Risk Factors" for more information.


Copyrights, Trademarks, Patents and Licenses

         We regard our intellectual property as important to our success. We rely on a combination of patent, trademark, copyright law, and trade secret protection to protect our proprietary rights. We have applied for a U.S. patent and filed a Patent Cooperation Treaty international patent application on our Lend-X technology and our online loan market process. We also pursue the protection of our intellectual property through trademark and copyright registrations. We have registered "LendingTree" and the phrase "When Banks Compete You Win!" as trademarks in the United States. We have also applied for trademark registration in the United States for "Lend-X". We consider the protection of our trademarks to be important for maintenance of our brand identity and reputation. We cannot assure you that any of these registrations or applications will not be successfully challenged by others or invalidated through administrative process or litigation. In fact, a company called Lendx, Inc. has filed a formal opposition to the registration of our mark for "Lend-X", alleging that its first use of the mark "Lendx" in the field of commercial lending superceded our first use of the "Lend-X" mark. We dispute the allegations and are vigorously litigating the matter before the Federal Trademark Trail and Appeals Board. Further, if our trademark applications are not approved or granted due to the prior issuance of trademarks to third parties or for other reasons, there can be no assurance that we would be able to enter into arrangements with such third parties on commercially reasonable terms allowing us to continue to use such trademarks. It is possible that our patent applications will be denied or granted in a very limited manner such that they offer little or no basis for us to deter competitors from employing similar technology or processes or allow us to defend ourselves against third-party claims of patent infringement.

         In addition, we seek to protect our proprietary rights through the use of confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, Lend-X licensees, and others. We cannot assure you that these agreements will provide adequate protection for our proprietary rights in the event of any unauthorized use or disclosure, that employees, our affiliates, clients, Lend-X licensees, or others will maintain the confidentiality of such proprietary information, or that such proprietary information will not otherwise become known, or be independently developed, by competitors. Occasionally, we have been, and expect to continue to be, subject to claims in the ordinary course of our business, including claims alleging that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to a third party. We cannot assure you that the steps we have taken to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations, and financial condition.

         A substantial portion of our intellectual property is licensed to third parties. We license the right to use Lend-X technology to well-known regional and national Lenders, other online companies that create single and multi-lender online marketplaces, and other websites providing lending services.


Item 2.  Properties

         Our principal executive offices are currently located in approximately 38,000 square feet of office space in Charlotte, North Carolina under a lease that expires in 2010.


Item 3.  Legal Proceedings

         On September 10, 2001, Block Financial Corporation {"Block") filed a complaint in the United States District Court for the Western District of Missouri [Block Financial Corporation v. LendingTree, Inc., Case Number 01-1007-CV-W-3], against the Company, alleging that the Company's financial card (credit card) qualification form processing system infringes its U.S. Patent No. 6,014,645 entitled, "Real-Time Financial Card Application System." The complaint seeks both monetary damages in the form of a reasonable royalty and injunctive relief. On November 19, 2001, the Company filed an answer to the complaint denying infringement of the Block patent. The Company also filed a counterclaim against Block seeking a declaratory judgment of non-infringement and invalidity of the Block patent. The lawsuit is in an early stage, and discovery is just beginning to get underway.

         In October 2000, we were the subject of a routine examination conducted by the New York State Banking Department ("NYSBD"). At the close of the examination, during the exit interview, the NYSBD examiners raised an issue as to whether the Company was obligated to make certain mortgage broker disclosures to consumers under New York state law. Following correspondence with the NYSBD and discussions with local counsel and NYSBD officials, the Company agreed to provide certain disclosures requested by the NYSBD. Moreover, based upon the guidance of local counsel following discussions with NYSBD officials, the Company believes that this matter has been resolved without a finding of a violation and without imposition of fines or forfeitures against it.

         A third party has opposed the federal registration of LendingTree's Lend-X mark. The case is currently in the discovery phase. The matter is pending before the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office. Management intends to contest the case vigorously and is aggressively pursuing the matter.

         We are involved in other litigation from time to time that is routine in nature and incidental to the conduct of its business. We believe that the outcome of any such litigation would not have a material adverse effect on our financial condition, cash flows or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholders' Matters

Market for Common Stock

         Our common stock is traded on the NASDAQ National Market System under the symbol "TREE". The following table sets forth the high and low sale prices for the common stock for the periods indicated as reported by NASDAQ. Such prices represent prices between dealers without adjustment for retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.


                                                    Price Ranges
                                                    ------------
                                               High              Low
                                               ----              ---
          Year Ended
          December 31, 2001
          -----------------
             Fourth Quarter                   $ 6.10            $ 3.00
             Third Quarter                    $ 6.74            $ 3.35
             Second Quarter                   $ 7.39            $ 2.81
             First Quarter                    $ 4.41            $ 1.88

         Year Ended
         December 31, 2000
         -----------------
             Fourth Quarter                   $ 5.25            $ 1.78
             Third Quarter                    $ 9.56            $ 4.22
             Second Quarter                   $14.88            $ 4.75
             First Quarter (beginning
                February 15, 2000)            $21.00            $10.75



Holders of Record

         As of January 31, 2002, there were approximately 120 holders of record of our common stock. This number does not include stockholders whose shares are held by brokers and other institutions.

Dividends

         We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The holders of our Series A Preferred Stock are entitled to receive dividends on their shares equal to eight percent (8%) per annum of the stated value per share payable at our option (i) in cash on each quarterly dividend date or (ii) by an upward adjustment to the stated value per share on a quarterly dividend payment date. We intend to evaluate the alternative dividend payment options on the Series A Preferred Stock prior to each quarterly dividend payment date. The Series A Preferred Stock ranks senior to any class of our common stock with respect to dividend rights. Our revolving credit agreement with GE Capital Commercial Services prohibits us from paying cash dividends on common stock or Series A Preferred Stock without the prior written consent of GE.

Item 6.  Selected Financial Data

         The following table sets forth selected financial and operating data for our business. You should read the information together with our consolidated financial statements and the accompanying notes included in this Form 10-K and the information under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data for the years ended December 31, 2001, 2000 and 1999, and the balance sheet data as of December 31, 2001 and 2000, are derived from, and are qualified by reference to, our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP and are included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997 are derived from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP and are not included in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

                                                                2001             2000          1999           1998        1997
                                                            -------------   ------------   ------------   -----------   --------
Statement of Operations Data:                                   (Amounts in thousands, except per share and per transmit data)
  Revenue
         Exchange                                           $      57,478   $     27,465   $      6,112   $       273   $      2
         Lend-X technology                                          6,541          3,348            852           136         --
                                                            -------------   ------------   ------------   -----------   --------
            Total revenue                                          64,019         30,813          6,964           409          2
                                                            -------------   ------------   ------------   -----------   --------
  Net loss attributable to common shareholders              $     (31,827)  $    (68,464)  $    (27,561)  $    (6,458)  $   (963)
                                                            =============   ============   ============   ===========   ========

  Net loss per common share - basic and diluted             $       (1.66)  $      (4.15)  $      (7.74)  $     (1.88)  $  (1.20)
                                                            =============   ============   ============   ===========   ========
  Weighted average shares used in basic and diluted net
    loss per common share calculation                              19,160         16,512          3,560         3,435        803
                                                            =============   ============   ============   ===========   ========

Operating Data:
Qualification Forms transmitted:
  Number (in thousands)                                             1,416            716            186            18         --
  Dollar volume (in thousands)                              $ 115,557,000   $ 54,997,000   $ 16,210,000   $ 1,597,000   $     --

  Lending exchange revenue (1) per transmitted
    Qualification Form                                      $       37.21   $      37.31   $      32.90   $     14.96   $     --
  Variable cost (2) per transmitted Qualification Form      $      (21.70)  $     (64.20)  $     (95.12)  $    (99.30)  $     --
                                                            -------------   ------------   ------------   -----------   --------
  Contribution margin (3) per transmitted
    Qualification Form                                      $       15.51   $     (26.89)  $     (62.22)  $    (84.34)  $     --
                                                            -------------   ------------   ------------   -----------   --------

Loans closed:
  Number (in thousands)                                               290            145             27             1         --
  Dollar volume (in thousands)                              $  12,148,000   $  4,641,000   $    941,000   $    26,000   $     --

Balance Sheet Data:
Cash, cash equivalents, short term investments              $       6,164   $     12,716   $     29,472   $     3,085   $    402
Working capital                                             $       1,958   $      7,937   $     26,474   $     2,666   $    333
Total assets                                                $      27,931   $     37,957   $     33,767   $     3,687   $    424
Capital lease obligations                                   $       1,034   $      1,580   $         --   $        --   $     --
Total liabilities                                           $      17,254   $     14,261   $      6,030   $       751   $     71
Preferred stock                                             $      23,878   $         --   $     59,118   $        --   $     --
Total shareholders' equity (deficit)                        $     (13,201)  $     23,696   $     27,737   $    (1,695)  $    353

(1) Computed by dividing exchange revenue derived from our Lenders by the number of qualification forms transmitted in the period.

(2) Computed by dividing variable marketing and advertising costs (including media advertising and affiliate network costs) by the number of qualification forms transmitted in the period.

(3) Computed by subtracting the variable cost per transmit from the lending exchange revenue per transmit.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview:

         LendingTree, Inc. was incorporated in the state of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998.

         We are a lending exchange empowering consumers, lenders and related service providers. We are not a lender; instead we attract consumers to our Website through various forms of advertising and send their loan requests to the network of banks, lenders and loan brokers ("Lenders") participating on our exchange.

         Our technology platform, Lend-X(SM), is the technology that powers our Internet-based lending exchange at www.lendingtree.com. Additionally, we have also licensed the use of our Lend-X technology to other businesses and have enabled them to create either private-labeled or co-branded exchanges on their Websites.

         Consumers begin the LendingTree process by completing a simple on-line credit request (which we refer to as a "qualification form"). After the consumer completes the qualification form, our Lend-X technology automatically retrieves the credit score for the particular consumer. The consumers' data and credit scores are then automatically compared to the underwriting criteria of the more than 140 Lenders participating on our lending exchange. Qualified consumers can receive multiple loan offers on-line in response to a single credit request and then compare, review, and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a lower cost of acquisition than traditional marketing channels. Our lending exchange encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards, and personal loans. Additionally, through our Website we also provide access to other realty services related to owning, maintaining and buying and selling a home, including a network of real estate brokers.

         We earn revenue from the Lenders on our exchange which pay us fees for qualification forms that meet their underwriting criteria and are transmitted to them ("transmission fees"). Since a qualification form can be transmitted to more than one lender, we may generate multiple transmission fees for the same form. We also earn revenue for loans that the Lenders on our exchange close with consumers that we referred to them ("closed-loan fees"). Additionally, in most states, real estate brokers participating in our exchange pay us a fee when consumers' requests that we transmit to them result in a purchase or sale of a home ("realty services fees"). We refer to the aggregate of these fees as our Exchange revenue.

         We also license and host our Lend-X technology platform for use by other businesses. This enables these businesses to create their own customized co-branded or private-labeled lending exchanges. These exchanges, powered by Lend-X, may be lender marketplaces or may provide access to the LendingTree exchange with more than 140 participating Lenders. Through these Lend-X relationships, we can earn revenue both from technology fees related to customizing, licensing and hosting the third party exchange, as well as from transactional fees resulting from the volume processed through such exchanges.

2001 Compared to 2000

         As described above, our business is focused on two primary activities, operating our Exchange and licensing and hosting our Lend-X technology. Our Exchange business includes revenue and costs from two operating segments, our lending exchange and our Realty Services operations. Our Lend-X technology business is a third operating segment. Management regularly reviews the revenue, cost of revenue and gross margins for these segments. No other operating expenses, measure of profitability or assets or liabilities are consistently segregated or allocated into these segments for regular review by management or in determining allocations of resources. There are no inter-segment revenues.

         Revenue

         Total revenue was approximately $64.0 million in the year ended December 31, 2001, an increase of $33.2 million, or 108%, from $30.8 million for the year ended December 31, 2000.

         Exchange Revenue

         For 2001, our Exchange revenue was approximately $57.5 million, or 90% of our total revenue, compared with approximately $27.5 million, or 89% of total revenue, for 2000. This is an increase of 109% from year to year. As shown in the following table, this revenue growth reflects a substantial increase across all products in the volume of discrete transmissions of qualification forms (a discrete qualification form can be transmitted to more than one lender generating multiple transmission fees for the same form) and in the number of closed loans. Realty Services also contributed $3.9 million to the increase in total Exchange revenue.

                                Year Ending December 31, 2001          Year Ending December 31, 2000
                                                           (in thousands)

                                          Discrete       Number                 Discrete        Number
                                        Transmission   of Closed              Transmission     of Closed
Exchange Transactions -       Revenue      Volume        Loans      Revenue      Volume          Loans
Mortgage                      $25,764       577            38       $11,133       277              15
Home Equity                    17,660       216            51        10,308       141              32
Auto, Personal, Credit Card     7,331       623           201         4,453       298              98
All Other Exchange Fees         2,170                                   879
                              -------   ------------   ---------    -------   ------------     ---------
  Subtotal Lending Exchange   $52,925     1,416           290       $26,773       716             145
                              =======   ============   =========    =======   ============     =========
Realty Services                 4,553                                   692
                              -------                               -------
  Total Exchange              $57,478                               $27,465
                              =======                               =======

         Discrete transmission volume increased 98% to approximately 1,416,000 qualification forms in 2001 from approximately 716,000 in 2000. We attribute this increase to several factors:

                  First, we believe the effectiveness of our advertising has elevated and maintained consumer awareness of the LendingTree brand. Throughout 2001, we have continued to sharpen the focus of our media expenditures, particularly cable television and on-line advertising, targeting key audiences to keep the LendingTree brand name recognition high. A recent study performed by a third party for us showed that we enjoy an overall brand awareness of 59% nationally among our key target audience, adults 18-54, improving from overall brand awareness of 41% in the prior year.

                  Second, there continues to be an expanding acceptance of the use of the Internet to find a loan. According to various industry publications, in 2001 the volume of mortgage loans applied for through the Internet is estimated to have more than doubled when compared to 2000.

                  Third, although our revenue and exchange volume have shown growth both in periods of rising and falling interest rates, we also believe that the lower interest rate environment over the past year has contributed to the increase in the number of consumers applying for loans and refinancing existing debt through our exchange. For example, in 2001, when interest rates were generally declining, 76% of our mortgage revenue was derived from mortgage refinancings; approximately double our rate in 2000. Mortgage revenue was approximately 40% of our total revenue, accordingly the higher mix of refinancings contributed to 17% of our total revenue growth in 2001 over 2000. Conversely, in periods of rising interest rates, we have seen Lenders on our network focus more aggressively on the qualification forms we send them as volume from their traditional channels slows down. This also increases our average number of transmits per qualification form and our closing rates. Additionally, as interest rates increase, consumers have a greater incentive to receive multiple, competitive loan offers to ensure they are finding the loan best suited for them. Looking forward, management believes improvements in these key operating metrics and the rate of growth in online lending will more than offset decreases caused by lower levels of consumer refinancing activity.

         Closed loan volume increased 100% to 290,000 in 2001 from 145,000 in 2000. This increase is substantially all due to the increase in transmission volume as discussed above.

         In order to continue to capitalize on the substantial increases in transmission volume we have implemented several significant initiatives aimed at improving the rate at which loans close through our exchange. An ongoing initiative has been to add to the number and variety of Lenders on our exchange, thus increasing capacity and our ability to handle different types of loan requests. At December 31, 2001 we had 145 active participating Lenders on our exchange compared to 114 active participants at December 31, 2000. Additionally, we have begun offering several new tools to enable our Lenders to process and close loans more efficiently; including automation tools and benchmark studies. We have also implemented several closed-loan incentives, including gift certificates and other payments to reward borrowers for closing loans through our network of Lenders.

         In addition to the volume increases, our revenue is also impacted by our pricing structure. Through October 2001 we generally charged a set fee to all Lenders for mortgage and home equity transmissions and closed loans. However, beginning in November of 2001 our revenue was impacted by a pricing change. The standard fee for a transmitted loan request increased from $8.00 to $9.00 for both our mortgage and home equity services. The standard fee for closed-loans also changed, beginning with loans that originated from qualification forms completed on and after November 5, 2001. For a closed home equity loan the fee increased from $250 to $275. The standard fee for a closed mortgage loan changed from a flat $400 to a tiered structure with fees ranging from $300 to $750 depending on the amount of the loan. We do not currently have plans to significantly change pricing arrangements for our auto, personal and credit card products.

         All other lending exchange revenue, as shown in the table above, increased 147% to $2.2 million in 2001 compared to $0.9 million in 2000. The $1.3 million increase is primarily attributed to fees that we earned from transactions involving arrangements with third party membership programs, such as Delta's Skymiles and Costco Wholesale, which allow us to provide mortgage brokerage services to their members. We provide the loan referral to selected Lenders and earn a fee from the lender for each loan that closes.

         Realty Services revenue increased to $4.6 million in 2001 from $0.7 million in 2000. Because we first added Realty Services in August 2000, the first full year of realty revenue on our exchange was 2001. Although the growth in Realty Services revenue in 2001 is substantially due to 2000 being a partial year, we have also grown this business by increasing our marketing efforts and adding to the number of real estate professionals participating in our exchange.

         Lend-X Technology Revenue

         Lend-X technology revenue totaled $6.5 million, or 10% of our revenue, for 2001 compared to $3.3 million, or 11% of revenue for 2000. The growth in Lend-X technology revenue is the result of several significant new customizing, licensing and hosting contracts that have been entered into since 2000. These new arrangements typically contain certain up-front fees that are being recognized as revenue over the expected term of the arrangement. For 2001, two customers accounted for 35% and 32%, respectively, of our total Lend-X technology revenue. For 2000 one of these customers accounted for 71% of our total Lend-X technology revenue. Additionally, some of our Lend-X arrangements provide for transactional exchange revenue derived from volume from these third party sites that have been enabled by our technology. The total of Lend-X technology and transactional exchange revenue derived from Lend-X customer sources was approximately $9.6 million and $5.6 million for 2001 and 2000, respectively, which represents 15% of 2001 and 18% of 2000 total revenue.

         Gross Profit and Cost of Revenue

         Our 2001 gross profit of $50.3 million, or (79% of total revenue improved by $28.9 million over the 2000 gross profit of $21.4 million, or 70% of total revenue. The improvement in gross profit and gross profit percentage is primarily due to the substantial increase in closed-loans as noted above. Because closed-loans generate a higher fee for us and because a significant portion of our costs of revenue are incurred up-front related to the transmission of a loan request, when more loans close our gross profit tends to increase. Additionally, some of our costs of revenue did not increase in direct proportion to the increase in volume. As an example, our volume based credit-scoring fees increased only 58% and network- hosting fees decreased 42% as a result of negotiated vendor price reductions that were successful in lowering our monthly costs.

         Overall, our revenue increased over 100% while our total cost of revenue increased only 46% to $13.7 million in 2001 from $9.4 million in 2000. As further discussed below, this increase is principally due to costs related to an increase in the number of closed-loan transactions such as consumer incentives and other promotional costs.

         Exchange Gross Profit and Cost of Revenue

         For 2001, our exchange gross profit was $45.0 million, or 78% of exchange revenue, compared to $20.0 million or 73% of exchange revenue for 2000, an increase of 125%. Our lending exchange segment contributed $24.7 million of the $25 million increase in gross profit over 2000 while our Realty Services segment added $0.3 million of the increase.

         We attribute this increase to the scalability of our exchange business model. Although our volume has increased approximately 100% in 2001 compared to 2000, a proportional increase in costs was not necessary.

         Overall, exchange related cost of revenue expenses increased only $4.9 million, or 66%, to $12.4 million in 2001 from $7.5 million in 2000.

         The addition of Realty Services in August 2000 contributed to $3.5 million of this increase in 2001 and reflects the full year impact of increased staffing and incentives and promotional payments made directly to consumers that closed a realty transaction with a Real Estate professional on our exchange. Management believes its current staffing levels are sufficient to handle the planned growth in realty services and we have recently decreased the incentive amounts offered to consumers. As such, costs will decrease as a percentage of Realty Services revenue.

         The lending exchange accounted for the other $1.4 million of the increase in exchange cost of revenue in 2001, reflecting the growth in the number of closed loans in 2001 over 2000, which resulted in an increase in the promotional payments and gift certificates to consumers who closed a loan through our exchange.

         Lend-X technology Gross Profit and Cost of Revenue

         For 2001, Lend-X technology gross profit was $5.3 million, or (81% of Lend-X technology revenue, compared to $1.5 million, or 44% of Lend-X technology revenue, for 2000. The lower gross profit percentage in 2000 reflects the impact of expending significant hours on a large fixed-price customization contract. Comparatively, in 2001, substantially all of our technology revenue was earned from the revenue recognition of certain fees that are being recognized over the expected term of each arrangement and from less labor intensive consulting and implementation projects, resulting in a significantly improved gross profit for 2001.

         Costs of revenue associated with Lend-X technology are principally employment costs related to customizing and/or implementing Lend-X for third parties, as well as ongoing server costs related to hosting Lend-X for these companies. These costs decreased approximately $0.6 million from 2000 compared to the same period in 2001.

         Operating Expenses

         Product development expense was approximately $4.6 million for 2001 compared to $2.7 million for 2000. Product development costs consist of expenses incurred related to the ongoing efforts to enhance and maintain the functionality of our Lend-X technology and our Website and include compensation costs, purchased software and consulting costs. Compensation costs accounted for 93% of product development expense in 2001 compared to 74% in 2000. The overall increase from 2000 to 2001 is principally related to higher staff levels in the technology department. Additionally, in 2000 there were approximately $0.9 million more compensation costs classified in cost of revenue primarily related to a significant labor-intensive, fixed fee contract.

         Marketing and advertising expenses decreased $16.7 million to approximately $39.9 million for 2001 compared to $56.6 million for 2000. Marketing and advertising expenses were approximately 62% of our total revenue in 2001 compared to 184% of our total revenue in 2000. Management uses variable marketing cost and contribution margin per transmitted qualification form as key measures of our advertising efficiency. In 2001 our exchange revenue per transmission was $37.21 while our variable marketing cost per transmission was $21.70, resulting in a contribution margin of $15.50 per transmission. Comparatively, in 2000 our exchange revenue per transmission was $37.31 and advertising cost per transmission was $64.20 for a negative contribution of $26.89 per transmission. The substantial improvement in contribution margin per transmission, as well as the decrease in advertising costs in 2001 reflect the following:

         -- In 2000, following the launch of our national advertising campaign, we spent significantly on combinations of television, radio and other forms of advertising in order to establish and grow awareness of the LendingTree brand. Comparatively, during 2001, our focus shifted more to maintaining and building on the high-level of awareness for our brand. By improving the targeting of our advertisements, such as selecting cable television as a primary medium and expanding our advertisements to include home equity and auto-specific messages, we were able to improve the cost effectiveness of our ads.

         -- In 2001, as a result of the continued adoption of on-line lending, a declining interest rate environment and decreasing prices in the advertising market we were able to decrease advertising spending by 30% over the prior year and still achieve 108% growth in revenue.


         Sales, general and administrative expenses in 2001 decreased to 53% of total revenue, or $33.6 million, from 92% of total revenue, or $28.3 million in 2000. While our revenue increased $33.2 million in 2001, our sales, general and administrative costs increased only $5.4 million. We had hired approximately 130 people throughout 2000; accordingly, the increase in expense in 2001 is primarily the result of the full year impact, or $3.4 million, of higher employee compensation and other related costs. Currently management does not anticipate the need for any significant staffing increases to facilitate our planned growth. Accordingly, we believe that sales, general and administrative expenses will continue to decline as a percentage of total revenue.

         Another $1.4 million of the 2001 increase in sales, general and administrative expenses is due to non-cash charges incurred as a result of variable accounting charges related to a loan to our Chief Executive Officer that was secured by shares of our common stock and Series A Preferred Stock. This loan was modified in August 2001 resulting in fixed accounting treatment for this arrangement going forward.

         Additionally, the amortization of the intangible assets and software related to an acquisition made in August 2000 contributed to $2.8 million of the increase in sales, general and administrative expenses. Depreciation expense also increased $1.6 million from 2000 to 2001, reflecting new equipment and software purchases.

         Through improved cost management, we were able to reduce our spending on consulting and travel by approximately $1.9 million in 2001 compared to 2000. Our recruiting and relocation expenses were approximately $1.0 million lower due to decreased hiring efforts in 2001. We have the approximately the same number of people at December 31, 2001 (234) that we had at the end of 2000 (230). Bad debt expenses were approximately $1.0 million lower in 2001 compared to 2000 due to improved collection efforts.

         Loss on Impaired Investment

         In February 2000, we made a $2.5 million equity investment in a company providing wholesale mortgage marketplace services for brokers and lenders over the Internet. In December 2000, we determined that the carrying value of this investment was impaired and we wrote the investment down to its estimated fair value of $0.6 million, recording $1.9 million as a non-operating loss on impaired investment. In June 2001, this company and another company merged and received an additional investment of $9.5 million. We determined that the value of our investment in this combined company was further impaired based on our reduced ownership percentage of the combined company, the financial condition of the combined company, the terms of the preferred securities issued to the new investors, and the historical losses from operations of both companies before the merger. Accordingly in June 2001, we wrote down the investment to its estimated fair value of $0.25 million, recording $0.35 million as a non-operating loss on impaired investment. In December 2001, this company began evaluating strategic alternatives in light of its deteriorating financial condition. The company announced its plans to sell its assets to third party in a transaction in which we received no proceeds. Accordingly, we wrote off the remaining $0.25 million investment as a non-operating loss on impaired investment for the period ending December 31, 2001.

         Interest Income

         Interest income consists of interest earned on cash and cash equivalents and restricted and short-term investments. Interest income decreased to $0.6 million in 2001 from $2.2 million in 2000. This decrease was primarily due to lower average interest earning account balances in 2001 than in 2000.

         Interest Expense, Financing and Other Charges

         Interest expense, financing and other charges consists of bank service charges, interest on capital leases and borrowings and other expenses related to our credit facilities. The $0.9 million increase in interest and financing charges in 2001 from 2000 is primarily due to $0.6 million of charges related to the termination of a credit facility and the issuance of a warrant to purchase shares of our common stock and a $0.3 million charge related to the write off of deferred costs associated with an equity line. The equity line had not yet been used and in the fourth quarter of 2001 management determined any possible use would be remote. Footnote 7 to our consolidated financial statements, contained herein, provides further details of the terminated credit facility and the equity line.

         Dividends and Accretion of Series A Convertible Preferred Stock

         Each share of our Series A Preferred Stock is convertible, at the option of the holder, into the number of shares of common stock determined by dividing (a) the current value per share by (b) the conversion price.

         The current value per share is the sum of the stated value per share plus any accrued but unpaid dividends. The conversion price is the initial purchase price of $3.50, subject to certain revisions from time to time for stock splits and similar adjustments.

         The holders of our Series A Preferred Stock are entitled to receive quarterly dividends on the Series A Preferred Stock equal to eight percent (8%) per annum of the stated value per share payable at our option (i) in cash or
(ii) by increasing the stated value per share on the dividend payment date.

         The stated value per share is the sum of the initial purchase price of $3.50 per share as cumulatively adjusted from time to time by accumulated dividends.

         Through December 31, 2001 we had elected to pay the quarterly dividends by increasing the stated value per share of the Series A Preferred Stock. As a result of these dividends, through December 31, 2001, we have increased the carrying value of the Series A Preferred Stock on our balance sheet by approximately $1.5 million. We have also recognized, as an increase to our net loss attributable to common shareholders, an additional $0.9 million of dividend charges resulting from the excess of the fair value of the common stock that the 8% dividends on the Series A Preferred Stock will convert into over the $3.50 conversion price that will be paid upon such conversion. In total we recorded $2.4 million of dividend charges for the year ending December 31, 2001. If we continue to settle the dividend obligations by increasing the stated value of the preferred stock and if the market price of our common stock were to increase $2.00 per quarter over the next twelve months, we would incur additional fair-value dividend charges of approximately $4.5 million during that twelve-month period. Conversely, if the market price of our common stock were to decrease $1.00 per quarter over the next twelve months, we would incur additional fair-value dividend charges of approximately $0.3 million during that twelve-month period.

         We are required to redeem all Series A Preferred Stock shares remaining outstanding on the fifth anniversary of the issue date of such shares at a price of 105% of the then current value per share. Accordingly, we are accreting the value of the Series A Preferred Stock up to the redemption value of the shares using the effective interest method. This is increasing the carrying value of the Series A Preferred Stock and the charge is included in the computation of net loss attributable to common shareholders. As of December 31, 2001, we have recorded approximately $0.5 million of accretion charges.

         For the year ended December 31, 2000 we recorded dividend charges of $2.5 million on our Series D Preferred Stock, including additional dividend charges related to the increasing value of the common stock underlying the dividends on the preferred stock. Effective upon the closing of our initial public offering of common stock on February 22, 2000, all outstanding shares of Series D Preferred Stock and accumulated undeclared dividends were converted into shares of common stock.

         Other Information

         For the years ended December 31, 2001 and December 31, 2000, net losses included non-cash compensation charges of $2.5 million and $2.3 million, depreciation and amortization of $7.9 million and $3.2 million, and non-operating income (expense) of $(0.8) million and $0.1 million, respectively. Net losses excluding such items, which management refers to as EBITDA, were $17.4 million and $60.6 million for the years ended December 31, 2001 and 2000, respectively, a 71% decrease. Because of the significance of non-cash and one-time charges included in net losses, management regularly reviews EBITDA as one measure or our operating performance. EBITDA as determined by LendingTree is not a substitute for operating performance measures under generally accepted accounting principles (GAAP) and may be different from the presentation of financial information by other companies. GAAP measures of operating performance are included in the accompanying consolidated financial statements and are discussed elsewhere in this management discussion and analysis section.

2000 Compared to 1999

         Revenue

         Total revenue was approximately $30.8 million in 2000, an increase of $23.8 million, or 340%, from $7.0 million in 1999.

         Exchange

         Our exchange revenue was approximately $27.5 million, or 89% of total revenue for 2000, compared with $6.1 million, or 88% of total revenue for 1999, an increase of 349%. The August 2000 addition of Realty Services to our product offerings resulted in two operating segments within our exchange. The lending exchange accounts for $26.8 million, or 97% of the exchange revenue, while Realty Services contributed $0.7 million.

         Other than the added $0.7 million of Realty Services revenue in 2000, the overall exchange revenue growth reflects a substantial increase in volume of qualification forms we transmitted to our Lenders and a significant increase in the amount of revenue earned from closed-loan fees.

         We attribute the increase in transmission volume (from approximately 186,000 discrete transmitted qualification forms in 1999 to approximately 716,000 in 2000) primarily to our extensive advertising campaign in 2000. Although advertising expense was reduced in the second half of 2000 (compared to the first half of 2000), we attribute increased brand awareness and a significant increase in Website traffic year-over-year to the effectiveness of the increased advertising spending. The increase in closed-loan fees reflects not only the increased transmission volume, but also to an increase in the number and variety of Lenders on our exchange. Added Lenders create additional opportunities for consumer's credit requests to be transmitted for evaluation and/or closure by a lender, thereby creating revenue for us. Closed loans increased to approximately 145,000 in 2000 from approximately 27,000 in 1999.

         Lend-X technology

         Lend-X technology revenue totaled $3.3 million, or approximately 11% of total revenue for 2000, compared with $0.9 million, or approximately 12% of total revenue for 1999. The increase in Lend-X technology revenue is principally the result of a significant new customization, implementation and licensing contract that was entered into in the second quarter of 2000. Lend-X technology revenue recognized during the 2000 under this contract reflects our progress towards completion. For 2000, this single customer accounted for $2.4 million, or 71% of the total Lend-X technology revenue.

         Additionally, some of our Lend-X arrangements provide for transactional exchange revenue derived from volume from the sites that have been enabled by our technology. The total of Lend-X technology and transactional exchange revenue derived from Lend-X customer sources was approximately $5.6 million for the year ending December 31, 2000, compared to none in 1999.

         Gross Profit and Cost of Revenue

         Gross profit of $21.4 million, or 70% of total revenue, for 2000 was $17.0 million higher than 1999 that had gross profit of $4.4 million, or (64% of total revenue. These improvements in gross profit and gross profit percentage are due to the substantial increase in exchange revenue, as noted above, without similar, proportionate increases in exchange costs of revenue.

         Total cost of revenue increased $6.9 million to $9.4 million in 2000 from $2.5 million in 1999, principally due to increases in variable exchange costs of revenue. The most significant portions of our costs of revenue are volume-based. Costs such as credit scoring fees, consumer rebates, network hosting expenses and other direct costs tend to increase as volume and revenue increase.

         Exchange

         Gross profit from our exchange in 2000 was $20.0 million, or 73% of exchange revenue. In 1999 our exchange gross profit was $3.9 million, or 64% of exchange revenue. For both years, all of the exchange gross profit was contributed by the lending exchange segment. Realty Services, added in August of 2000, did not generate any gross profit in 2000.

         The $16.1 million increase in exchange gross profit is due to the substantial increases in exchange revenue noted above. Exchange costs, on the other hand, increased only $5.3 million in 2000 over 1999.

         In 2000, our lending exchange segment had $6.8 million in costs of revenue, an increase of $4.5 million over 1999. In 2000, variable cost of revenue for the lending exchange included $1.4 million for direct consumer promotion costs associated with consumers that requested and qualified for rebates. These promotional costs were $0.2 million in the same period of 1999. . Other variable exchange costs related to credit scoring, network hosting and other direct costs increased $1.0 million, $1.1 million and $0.5 million, respectively, due to increases in customer volume on the lending exchange.

         Costs of revenue that are not directly volume based, principally personnel costs, increased approximately $0.7 million to $1.2 million in 2000 reflecting increased staffing in our customer care department.

         The addition of our Realty Services segment in August of 2000 contributed $0.7 million of costs of revenue to the exchange, principally consumer promotional costs and additional staffing in our customer care center.

         Lend-X technology

         Costs of revenue associated with Lend-X technology are principally employment and consultant costs related to projects to customize and/or implement Lend-X for third parties as well as ongoing server costs related to hosting Lend-X for these companies. Due to the fact that we entered into several more Lend-X technology arrangements in 2000, these types of costs were $1.5 million higher in 2000 (at $1.8 million) compared to 1999 ($0.3 million).

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

         Marketing and advertising expenses increased $38.1 million to approximately $56.6 million for 2000 compared to $18.5 million for 1999. This increase is primarily due to substantially higher advertising expenses in 2000 incurred in an effort to build and maintain our brand awareness and attract users to our Website. During 2000, we ran a national network and cable television advertising campaign and expanded our radio and outdoor advertising campaigns to significantly more markets than we did during 1999.

         Sales, general and administrative expenses increased to $28.3 million for 2000 from $10.1 million in 1999, an increase of $18.2 million. Approximately $9.1 million of this increase is due to higher employee-compensation related costs due to significant growth in the business. Another $1.6 million of the increase relates to employee related costs such as travel, relocation and recruiting fees. Professional and consulting fees increased $1.6 million from 1999 to 2000 reflecting increased professional development; technology consulting costs; public relations and increased professional fees related to regulatory and intellectual property matters. We also incurred $1.2 million in higher facilities, telephone and utilities related expenses due primarily to a larger facility and employee growth in

2000. The amortization of the excess purchase price related to an acquisition contributed $2.1 million of the increase. Bad debt expense increased $0.8 million from 1999. Depreciation expenses increased $0.8 million from 1999 to 2000 reflecting new equipment and software purchased in 2000.

         Included in our operating expenses for 2000 is amortization of deferred non-cash compensation charges of $2.3 million. As of December 31, 2000, our consolidated balance sheet reflected deferred non-cash compensation charges of $3.1 million related to certain stock option and warrant grants that were considered compensatory. The deferred charge related to stock options ($3.0 million) is being amortized over the four-year vesting period associated with the related options, ending principally in the third quarter of 2003 and the first quarter of 2004. The deferred charge related to warrants ($0.1 million) is being amortized through January 2001, corresponding to the initial term of the underlying service agreement.

         Loss on Impaired Investment

         In February 2000, we made a $2.5 million equity investment in a company providing mortgage marketplace services over the Internet. Our minority investment represented approximately 8.3% of the outstanding equity of that business and accordingly, it is accounted for using the cost method of accounting. In December 2000, we determined that the carrying value of this investment was impaired as a result of a series of historical and forecasted operating losses and the prospect that the investment might be unable to fund its operations in the future. As a result of this impairment, we wrote the investment down to its estimated fair value of $0.6 million, recording $1.9 million as a non-operating loss on impaired investment.

         Interest Income

         Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income increased to $2.2 million in 2000 from $0.5 million in 1999. This increase was primarily due to higher average interest earning account balances in 2000 as a result of the net proceeds from our initial public offering in February 2000 and the net proceeds from a private offering of preferred stock in September 1999.

         Interest Expense, Financing and Other Charges

         Interest expense, financing and other charges consists of bank service charges and interest expense on capital leases. The increase from 1999 to 2000 is due primarily to new capital leases entered into in 2000.

         Dividends and Accretion of Series A Convertible Preferred Stock

         For the years ended December 31, 2000 and December 31, 1999, dividends on preferred stock, including additional dividend charges related to the increasing value of the common stock underlying the dividends on the preferred stock, were $2.5 million and $1.7 million, respectively. For the year ended December 31, 1999, we incurred approximately $0.1 million of accretion charges related to our preferred stock. We were accreting the value of the mandatorily redeemable preferred stock up to the redemption value of the shares. Additionally, for the year ended December 31, 1999, we also incurred $0.5 million of charges related to the conversion of preferred stock warrants to common stock warrants and $0.5 million of accumulated, undeclared dividends on preferred stock. See Item 8. Consolidated financial statements, Note 8, for more details.

         Other Information

         For the years ended December 31, 2000 and December 31, 1999, net losses included non-cash compensation charges of $2.3 million and $0.6 million, depreciation and amortization of $3.2 million and $0.2 million, and non-operating income (expense), net of $0.1 million and $0.5 million, respectively. Net losses excluding such items were $60.6 million and $24.4 million, respectively. Because of the significance of non-cash and one-time charges included in net losses, management regularly reviews EBITDA as one measure or our operating performance. EBITDA as determined by LendingTree is not a substitute for operating performance measures under generally accepted accounting principles (GAAP) and may be different from the presentation of financial information by other companies. GAAP measures of operating performance are included in the accompanying consolidated financial statements and are discussed elsewhere in this management discussion and analysis section.

         Liquidity and Capital Resources

         During 2001, 2000 and 1999 we required $17.2 million, $59.2 million and $21.2 million of cash to fund operations; such amounts were expended primarily for advertising, expansion of the infrastructure and support personnel, and working capital needs. Since inception, we have incurred significant losses and had an accumulated deficit of $127.1 million as of December 31, 2001. These uses of cash, losses and accumulated deficit have resulted from the significant costs incurred for growing our overall business and building our LendingTree brand. As of December 31, 2001, we had approximately $6.2 million in cash, cash equivalents and restricted short-term investments.

         Restricted cash at December 31, 2001 ($2.8 million) and 2000 ($5.1 million) primarily includes funds that are maintained in an escrow account. This escrow account was established by us and our advertising agency to maintain funds set aside by us for future expenditures and services of the advertising agency. Disbursements from the escrow account can only be made for advertising expenditures we have approved in advance. We anticipate that advertising costs will continue to represent a significant portion of operating expenses and that we will continue to be required to set aside funds in order to secure favorable advertising spots at reasonable costs.

         As more fully described in our notes to our consolidated financial statements included herein, we have the following sources of financing in place:

         -- A revolving credit facility with GE Capital Commercial Services, Inc. ("GE") that provides for borrowings of up to $15.0 million. Borrowings are limited to 85% of our eligible accounts receivable and bear interest at the prime rate. As of December 31, 2001 we had eligible receivables of $9.0 million and we had no balance outstanding under this facility. Eligible receivables fluctuate frequently as a result of ongoing invoicing and collecting of balances from customers. We also pay GE a fee of 0.115% of the eligible accounts receivable arising during the term of the facility.

         -- A $2.5 million revolving loan with the Federal Home Loan Mortgage Corporation ("Freddie Mac") that expires in March 2003. Any amounts outstanding under the Freddie Mac facility would bear interest at a rate of 10% payable in cash and an additional amount payable in warrants as more fully described in the notes to our consolidated financial statements. As of December 31, 2001, we have not borrowed under this credit facility and accordingly, have not paid any interest or issued any warrants.

         -- An equity line whereby we may, at our discretion sell shares of our common stock to an investor from time-to-time subject to maximum sale limitations in any one monthly period, for up to a total of $24 million during the term beginning March 6, 2001 and ending March 6, 2003. If we choose to drawdown the equity line, the minimum amount of any drawdown is $0.1 million and the maximum amount is the greater of (i) $1.0 million or (ii) 20% of the average of the daily volume weighted average price of our common stock for the twenty-two
                  (22) day trading period immediately prior to the date we request a drawdown multiplied by the total trading volume of the common stock for such period. Only one drawdown is allowed in each period of 22 trading days beginning on the date of the drawdown notice. Subject to certain adjustments, the number of shares to be issued on each settlement date will be a number of shares equal to the sum of the quotients (for each trading day within the settlement period) of (x) 1/22nd of the investment amount and (y) the purchase price on each trading day within the settlement period. As of December 31, 2001 we have not used this equity line.

         We believe that the existing cash and cash equivalents, restricted short-term investments and the availability of the two revolving credit facilities noted above as well as cash generated from operations will be sufficient to fund our operating and capital needs through 2002. We believe cash from operations will be generated from revenue growth resulting from the continued growth in online-lending, expansion of our network of lenders and by more consumers utilizing our exchange. We expect to be able to drive more consumers to our exchange by leveraging our existing high brand awareness and utilizing our new, product focused advertisements and by developing business relationships with significant web-portals and financially oriented on-line businesses.

         Although we have historically experienced significant revenue growth and have plans to generate positive cash flows from operations in 2002, the operating results for future periods are subject to numerous uncertainties. There can be no assurance that revenue growth will continue or that we will be able to achieve or sustain profitability. Our liquidity could be significantly affected if this does not happen. However, if revenue does not grow as anticipated or if we are unable to successfully raise sufficient additional funds, management would reduce discretionary operating expenditures, including advertising and marketing and certain administrative and overhead costs. Failure to generate sufficient revenue or to reduce costs as necessary could have a material adverse effect on our ability to continue as a going concern and achieve our business objectives.

         If needed, additional financing may not be available or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, our shareholders may experience significant dilution.


Factors That May Affect Results of Our Operations or Reported Results

         In addition to the other information in this Form 10-K, the following factors should be considered in evaluating LendingTree. If any of the events or circumstances described in the following risk factors actually occur, our business, financial condition or results of operations may suffer.


Use of Estimates and Judgments

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis we evaluate our estimates and refine our judgments as actual results and experiences develop.

         The significant accounting policies listed in Note 3 to the consolidated financial statements, included herein beginning on page F-1, affect our estimates and judgments in preparing the consolidated financial statements.

         Specifically, our most significant accounting policies affect our results of operations and financial condition in the following ways:

         -- For most of our Lend-X technology arrangements we host our Lend-X technology for use by third parties that pay us various fees for the right to access and use our software. For each arrangement we estimate the term that the customer will use our services and recognize the applicable revenue over that period if it is longer than the stated term of the related contract.

         -- At December 31, 2001 we have $3.7 million of intangible assets, net of accumulated amortization on our balance sheet. We are amortizing these assets over their estimated useful lives ranging from 2 to 3.75 years. We estimate the useful lives of these assets considering our expected use of the assets, technological advances and the competitive environment.

         -- We estimate liabilities for payouts under various consumer promotional programs. In order to estimate the expected payout for any period we consider historical payout levels, the number of consumers the promotions are being offered to and the rate at which consumers have historically responded to the promotions.

         Actual results could differ from our estimates.


Risks Related to our Financial Condition

         Our Limited Operating History Makes our Business and Prospects Difficult to Evaluate.

         We have a limited operating history. We were formed in 1996 and began serving consumers across the United States in July 1998. There is no significant historical basis to assess how we will respond to competitive, economic or technological challenges. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies like LendingTree, Inc., which operate in new and rapidly developing online marketplaces. Our failure to address these risks and uncertainties could materially impact our results of operations and financial condition.

         We Have A History of Losses.

         We have never been profitable. We incurred losses from operations of approximately $27.8 million in 2001. As of December 31, 2001, we had an accumulated net deficit of approximately $127.1 million.

         Based on our operating plans and primarily as a result of revenue growth, management anticipates revenue will exceed operating expenses excluding depreciation, amortization, non-cash compensation and dividend charges for 2002. If our revenue grows at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not achieve or sustain profitability.


         The Long-Term Viability of Our Business Model is Unproven and Could
Fail.

         The long-term viability of our business model and profit potential are unproven and no assurances can be made that we will be able to sustain profitability. Our revenue model depends heavily on revenue generated from Lenders participating in our network who pay us fees based upon their receipt of credit requests (referred to as transmission fees) and fees based upon loan closings (referred to as closed-loan fees). We also license our Lend-X technology to other companies who can create single and multi-lender online marketplaces. We have rapidly achieved broad market acceptance of our service by both Lenders and consumers who have traditionally used other means to lend and borrow money. However, to achieve and maintain profitability, we must maintain such broad market acceptance. In addition, although we have attracted a sufficient number of consumers with credit profiles targeted by our Lenders and the revenue per consumer has exceeded the cost of attracting such consumer there is no guarantee that we will continue to be able to attract sufficient customers or that the revenue per customer will exceed the costs of attracting the customer. We cannot accurately predict what, if any, changes we would make to our business model in response to any uncertainties in the online lending market.

         Our Operating Results May Be Negatively Impacted By Fluctuations in Interest Rates.

         Although we have historically demonstrated growth during periods of either rising or falling interest rates, future operating results may be negatively impacted by fluctuations in key interest rates.

         During 2001, revenue earned from mortgages, traditionally a market segment that is greatly impacted by changes in interest rates represented approximately 40% of our total revenue. While interest rates during this period were generally falling, our business continued to show increases in Website traffic, transmitted qualification forms for mortgages and revenue from closed-loan fees from mortgages.

         Conversely, during 1999 and through the middle of 2000, interest rates were generally increasing and our business continued to show increases in Website traffic, transmitted qualification forms and revenue from closed-loan fees.

         However, there can be no assurances that during future periods of rising interest rates that we will not experience a decline in consumer traffic to our Website due to shrinking credit demand. Conversely, during periods of robust credit demand, typically associated with falling interest rates, Lenders may have less incentive to use our marketplace. Either of these events could reduce our revenue and we cannot assess the effects of interest rates on our business over a broad range of interest rate environments.

         Our Quarterly Operating Results Are Not an Indication of Our Future Results.

         Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that affect our revenue or expenses in any particular quarter. Our quarterly results will fluctuate in part based on the demand for and supply of consumer loans, which are a function of seasonal and other fluctuations in interest rates and related economic factors, all of which are outside of our control. These temporary fluctuations could adversely affect our business. If revenue falls below our expectations in any quarter and we are unable to quickly reduce our spending in response, our operating results would be lower than expected.

         In addition, we expect that as our business matures we will experience seasonal fluctuations in our operating results due to fluctuations in consumer credit markets during the year. For example, home buying behavior is seasonal. Typically there are a greater number of mortgage closings in the second and third quarters of a year as compared to the first and fourth quarters. Because of our limited operating history, it has not been possible for us to assess the impact of seasonal effects on its business.

         Pledged Assets

         Important components of our intellectual property are subject to an amended software customization, license and services agreement by and between LendingTree and the Federal Home Loan Mortgage Corporation, or Freddie Mac. Pursuant to this agreement a version of our core software, that was customized to operate according to certain standards established by Freddie Mac, will be released to Freddie Mac from escrow if we fail to meet specified repayment obligations, financial covenants or reporting requirements.

         A covenant in one of our capital lease agreements requires that we maintain a cash and cash equivalents balance of not less than $3.0 million throughout the term of the lease. If our cash balance falls below $3.0 million at the end of a period, we will be required to collateralize the balance of the lease with cash. As of December 31, 2001, the balance of this lease was approximately $0.5 million

         Under our revolving credit facility with GE we have pledged our accounts receivable as collateral security.


Risks Related To Our Markets And Strategy

         Our Future Success Is Dependent Upon Increased Acceptance Of The Internet By Consumers And Lenders As A Medium For Lending.

         Increased consumer use of the Internet is subject to uncertainty. If consumer and lender acceptance of our online exchange does not increase, our business will not succeed. The online lending market is new and rapidly developing. The adoption of online lending in general, and our exchange in particular, requires the acceptance of a new way of conducting business, exchanging information and applying for credit by consumers, as well as acceptance by Lenders that have historically relied upon traditional lending methods. As a result, we cannot be sure that we will be able to compete effectively with traditional borrowing and lending methods.

         Lenders In Our Network Are Not Precluded From Offering Consumer Credit Products Outside Our Exchange.

          If a significant number of our potential consumers are able to obtain loans from our participating Lenders without utilizing our service, our ability to generate revenue may be limited. Because we do not have exclusive relationships with the Lenders whose loan products are offered on our online exchange, consumers may obtain offers and loans from these Lenders without using our service. Our Lenders can offer their products directly to consumers through brokers, mass marketing campaigns, or through other traditional methods of credit distribution. These Lenders can also offer their products over the Internet without using our Lend-X technology, either directly to prospective borrowers, through one or more of our online competitors, or both.

         If Our Participating Lenders Do Not Provide Competitive Levels Of Service To Consumers, Our Brand Will Be Harmed And Our Ability To Attract Consumers To Our Website Will Be Limited.

         Our ability to provide a high-quality borrowing experience depends in part on consumers receiving competitive levels of convenience, customer service, pricing terms and responsiveness from our participating Lenders. If our participating Lenders do not provide consumers with competitive levels of convenience, customer service, price and responsiveness, the value of our brand may be harmed, our ability to attract consumers to our Website may be limited and the number of consumers using our service may decline.

         We May Not Be Able To Manage Our Expanding Operations Effectively.

         We have recently experienced a period of rapid expansion. In order to execute our business plan, we must continue to expand significantly. Our inability to expand our operations in an efficient manner could cause our expenses to grow disproportionately to our revenue, or revenue to decline or grow more slowly than expected, or could otherwise have a material adverse effect on our business and the value of your investment. Our anticipated future growth, combined with the requirements we now face as a public company, will continue to place a significant strain on our management, systems and resources. We will need to continue to expand and maintain close coordination among our technical, accounting, finance and sales and marketing departments. We may not succeed in these efforts.

         If We Are Unable To Maintain Our Brand Recognition, Consumer And Lender Demand For Our Services May Decrease

         If we fail to promote and maintain our brand successfully, or incur significant expenses in promoting our brand and fail to generate a corresponding increase in revenue as a result of its branding efforts, our business could be materially adversely affected. We believe we have successfully built a recognizable brand. We believe that continuing to build and maintain brand awareness of the LendingTree exchange and Lend-X is critical to achieving increased demand for our service. Brand recognition is a key differentiating factor among providers of online lending services, and we believe it will be increasingly important as competition intensifies. In order to increase our brand awareness, we must succeed in our marketing efforts, provide high-quality services and increase the number of consumers using our exchange. If visitors to our Website do not perceive our existing service to be of high quality or if we alter or modify our existing service, introduce new services or enter into new business ventures that are not favorably received, the value of our brand could be diluted, which could decrease the attractiveness of our service to consumers and Lenders.

         Our Business Could Suffer If We Lose The Services Of Mr. Lebda.

         If we lose the services of Douglas Lebda, our founder, Chief Executive Officer, and a director, our ability to expand our business may be compromised. Mr. Lebda has been instrumental in determining our strategic direction and focus and in promoting the concept of an Internet-based lending exchange for consumers and Lenders. We do not maintain key person insurance on Mr. Lebda.


Risks Related To The Internet And Our Technology Infrastructure

         We May Experience Reduced Visitor Traffic, Reduced Revenue And Harm To Our Reputation In The Event Of Unexpected Network Interruptions Caused By System Failures.

         Any significant failure to maintain the satisfactory performance, reliability, security and availability of our Website, filtering systems or network infrastructure may cause significant harm to our reputation, our ability to attract and maintain a high volume of visitors to our Website, and to attract and retain participating consumers and Lenders. Our revenue depends in large part on the number of credit requests submitted by consumers. Any system interruptions that result in the inability of consumers to submit these credit requests, or more generally the unavailability of our service offerings, could have an adverse impact on our revenue. In addition, we believe that consumers who have a negative experience with our Website may be reluctant to return to our Website or recommend LendingTree to other potential consumers. If an outage occurs, it may severely harm our reputation and our ability to offer our service. Our computer hardware is located in leased facilities in Beltsville, Maryland. If this location experienced a system failure, the performance of our Website would be harmed. These systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures, break-ins and similar events. Our insurance policies may not compensate us for any losses that may occur as a result of any failures or interruptions in our systems. Any extended period of disruptions could materially adversely affect our business, results of operations and financial condition.

         Breaches Of Our Network Security Could Subject Us To Increased Operating Costs As Well As Litigation And Other Liabilities.

         Any penetration of our network security or other misappropriation of our users' personal information could cause interruptions in our operations and subject us to liability. Claims against us could also be based on other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation and financial liability. Security breaches could also damage our reputation with our consumers, Lenders, brokers and service providers. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information. It is possible that advances in computer capabilities; new discoveries or other developments could result in a compromise or breach of the technology that we use to protect consumer transaction data. We cannot guarantee that our security measures will prevent security breaches. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences.

         Failure To Protect Our Intellectual Property Rights Could Impair Our Ability To Compete Effectively.

         Failure to protect our intellectual property could harm our brand and our reputation, devalue our content in the eyes of our customers and adversely affect our ability to compete effectively. Further, enforcing or defending LendingTree's intellectual property rights, including our service marks, patent applications, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property as important to LendingTree's success. To protect the rights to LendingTree's intellectual property, we rely on a combination of patent, trademark and copyright law, trade secret protection, confidentiality agreements, and other contractual arrangements with our employees, affiliates, clients and others. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights. We have applied for a U.S. patent and filed a Patent Cooperation Treaty international patent application on our Lend-X technology and our online loan market process. While the number of software and business method patents issued by the U.S. Patent and Trademark Office has been growing substantially in recent years, there is still a significant degree of uncertainty associated with these patents. It is possible that our patent applications will be denied or granted in a very limited manner such that they offer little or no basis for us to deter competitors from employing similar technology or processes or allows us to defend against third party claims of patent infringement.


Risks Related To Legal And Regulatory Uncertainty

         As an online lending exchange we may be liable as a result of information retrieved from our Website or the Websites of businesses with which we maintain relationships.

         We may be subject to legal claims relating to information that is published or made available on our Website and the other Websites linked to it. Our service may subject us to potential liabilities or claims resulting from:

         -- Lost or misdirected messages from our network Lenders, consumers or vendors;

         --       Illegal or fraudulent use of e-mail; or

         -- Interruptions or delays in transmission of qualification forms or Lenders' offers.

         In addition, we could incur significant costs in investigating and defending such claims, even if LendingTree ultimately is not found liable. If any of these events occur, our business could be materially adversely affected.

         Failure To Comply With Laws Governing LendingTree's Service Or Material Changes In The Regulatory Environment Relating To The Internet Could Have A Material Adverse Effect On Our Business.

         The loan products and services available through our Website and the real estate agent referral and other business relationships in which we operate essentially as a non-processing mortgage broker, are subject to extensive regulation by various federal and state governmental authorities. Because of uncertainties as to the applicability of some of these laws and regulations to the Internet and, more specifically, to our business, and considering our business has evolved and expanded in a relatively short period of time, we may not always have been, and may not always be, in compliance with applicable federal and state laws and regulations. Failure to comply with the laws and regulatory requirements of federal and state regulatory authorities may result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts without compensation, loss of exempt status, indemnification liability to Lenders and others doing business with us, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. The occurrence of one or more of these events could materially affect our business and results of operations.

         Many States Require Us To Obtain Licenses To Offer Many Of Our Products And We Have Not Obtained Those Licenses In Every State.

         Many, but not all, states require licenses to solicit or broker to residents of those states, loans secured by residential mortgages and other consumer loans, including credit card, automobile and personal loans. We are currently neither licensed nor able to accept credit requests for all loan products in every state. We are not currently accepting credit requests for loan products from residents of states in which we are not licensed to provide those products. In many of the states in which we are licensed, we are subject to examination by regulators. In addition, we are required to obtain real estate broker licenses, additional mortgage broker licenses and individual call center personnel licenses in numerous states. Failure to obtain these licenses and approvals could prevent us from receiving fees from the real estate agent referral and mortgage services programs we offer and may subject us to the types of fines, forfeitures and litigation discussed above. As a computer loan origination system or mortgage broker conducting business through the Internet, we face an additional level of regulatory risk given that most of the laws governing lending transactions have not been substantially revised or updated to fully accommodate electronic commerce. Until these laws, rules and regulations are revised to clarify their applicability to transactions conducted through electronic commerce, any company providing loan-related services through the Internet or other means of electronic commerce will face compliance uncertainty. Federal law, for example, generally prohibits the payment or receipt of referral fees in connection with residential mortgage loan transactions. The applicability of existing or future referral fee prohibitions to the compensation provisions of fee advertising, marketing, distribution and cyberspace rental arrangements used by online companies like us may have the effect of reducing the types and amounts of fees that we may charge or pay in connection with real estate-secured products.

         Because Some State Regulations Impose Filing Obligations On Some Of Our Largest Stockholders And Customers, If Any Of These Parties Fail To Comply With These Filing Obligations, We May Be Unable To Obtain Or Maintain Necessary Licenses In These States For Reasons Beyond Our Control.

         Regulations promulgated by some states may impose compliance obligations on any person who acquires 10% or more of our common stock, including requiring that person to periodically file financial and other personal and business information. If any person acquires 10% or more of LendingTree's common stock and refuses or fails to comply with these requirements, we may not be able to obtain a license and existing licensing arrangements in particular states may be jeopardized. The inability to obtain, or the loss of, required licenses could have a material adverse effect on our operations or financial condition. The parties conducting business with us, such as Lenders and other Website operators, similarly may be subject to federal and state regulation. These parties act as independent contractors and not as our agents in their solicitations and transactions with consumers. Consequently, we cannot ensure that these entities will comply with applicable laws and regulations at all times. Failure on the part of a lender or other Website operator to comply with these laws or regulations could result in, among other things, claims of vicarious liability or a negative impact on our reputation. The occurrence of one or more of these events could materially adversely affect our business, results of operation and financial condition.

         Regulation Of The Internet Is Unsettled, And Future Regulations Could Inhibit The Growth Of The Internet, Decrease The Number Of Visitors To LendingTree's Website Or Otherwise Materially Adversely Affect Our Business.

         Existing laws and regulations specifically regulate communications and commerce on the Internet. Additional laws and regulations that address issues such as user privacy, pricing, online content regulation, online real estate referral services, taxation, and the characteristics and quality of online products and services are under consideration by federal, state and local governments and agencies. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to the regulation of long distance telephone carriers and to impose access fees on such companies. This regulation, if imposed, could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement and personal privacy are applicable to the Internet. Many of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The Federal Trade Commission and government agencies in certain states have been investigating Internet companies regarding their use of personal information. We could incur additional expenses if any new regulations regarding the use of personal information are introduced or if these agencies choose to investigate our privacy practices. Any new laws or regulations relating to the Internet, or new application or interpretation of existing laws, could inhibit the growth of the Internet as a medium for commerce or credit procurement which could, in turn, decrease the demand for our service or otherwise materially adversely affect our business, results of operation and financial condition.

         We May Be Limited Or Restricted In The Way We Establish And Maintain Our Online Relationships By Laws Generally Applicable To Our Business.

         The Real Estate Settlement Procedures Act, or RESPA, and related regulations generally prohibit the payment or receipt of fees or any other item of value for the referral of a real estate-secured loan to a loan broker or lender. RESPA and the related regulations also prohibit fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, including mortgage brokerage and lending services. Notwithstanding these prohibitions, RESPA permits payments for goods or facilities furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods, facilities or services provided. Failure to comply with RESPA may result in, among other things, administrative enforcement actions, class action lawsuits, cease and desist orders and civil and criminal liability. The mortgage and home equity products offered through LendingTree's exchange are residential real estate secured loans subject to these provisions of RESPA. Consequently, our online relationships with Lenders, other companies and Websites on which we offer services are subject to RESPA's prohibitions on payment or receipt of referral fees for referrals and for unearned fees or fee splits. We believe that we have structured these relationships to comply with RESPA. The applicability of RESPA's referral fee and fee splitting prohibitions to these types of Internet-based relationships, however, is unclear and the appropriate regulatory agency has provided limited guidance to date on the subject.

Risks Related To Our Stock Price And Corporate Control

         Our Common Stock Purchase Agreement With Paul Revere And The Issuance Of Shares To Paul Revere Thereunder May Cause Significant Dilution To Our Stockholders And May Have An Adverse Impact On The Market Price Of Our Common Stock.

         In the event that management utilizes the Common Stock Purchase Agreement, which we refer to as the Equity Line, the resale by Paul Revere of the common stock that it purchases from us will increase the number of our publicly traded shares, which could depress the market price of our common stock. Moreover, as all the shares we sell to Paul Revere will be available for immediate resale, the mere prospect of our sales to it could depress the market price for our common stock. The shares of our common stock issuable to Paul Revere under the equity line will be sold at a 5% discount to the volume-weighted average daily price of our common stock during the applicable drawdown period and the proceeds paid to us upon each drawdown will be net of a 4% placement fee to our placement agent, Ladenburg Thalmann, and an escrow agent fee of $1,000. If we were to require Paul Revere to purchase our common stock at a time when our stock price is low, our existing common stockholders will experience substantial dilution. The issuance of shares to Paul Revere will therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our common stock.

         The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock. In addition, from time to time, we issue guidance to analysts and the financial community regarding our projected results for future periods and revisions to guidance previously issued. The dissemination of guidance or revisions to guidance previously issued may increase the volatility of our stock price.

         Sales Of Substantial Amounts Of Our Common Stock In The Public Market, Including Shares Issuable Upon The Conversion Of Shares Of 8% Convertible Preferred Stock, Could Have an Adverse Impact On the Market Price of our Common Stock.

         Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. A substantial number of our outstanding shares of common stock are eligible for resale in the public market. As of January 31, 2002, we had 19,246,939 common shares issued and outstanding. We also had shares of 8% convertible preferred stock, convertible into 7,370,989 shares of common stock, outstanding at January 31, 2002. The holders of the 8% convertible preferred stock are entitled to receive quarterly dividends equal to eight percent (8%) per annum of the stated value per share payable at our option (i) in cash on each quarterly dividend date or (ii) by an upward adjustment to the stated value per share on each dividend payment date. If we continue to pay the dividends with adjustments to the additional stated value per share, the accrued dividends will result in additional shares of common stock being issued upon conversion of shares of 8% convertible preferred stock. In addition, the price protection provisions of the 8% convertible preferred stock may result in an upward adjustment to the number of shares of common stock issuable upon conversion of the 8% convertible preferred stock, which would result in further dilution to our common stockholders. At January 31, 2002, we also had outstanding 5,414,334 stock options to purchase shares and 1,085,385 warrants to purchase shares. Moreover, we may issue additional shares in acquisitions and may grant additional stock options to our employees, officers, directors and consultants under our stock option plan. Any substantial sales of such shares, including shares registered for resale in connection with our March 2001 financing transactions or shares held by our principal investors, officers, directors, or other affiliates, my cause our stock price to decline.

         Holders Of Our 8% Convertible Preferred Stock Have Greater Rights And Preferences Than Our Common Stockholders.

         The holders of our 8% convertible preferred stock have rights and preferences that are senior to those of our common stockholders in many significant respects. The existence of these rights and preferences may, in a given situation, result in a reduction in the value of our common stock. Among the preferential rights afforded to the holders of our 8% convertible preferred stock are the following:

         -- Dividends and Distributions. Dividends must be paid to the holders of the 8% convertible preferred stock prior to and in preference to the common stock.

         -- Redemption Premium. We are required to redeem all shares of 8% convertible preferred stock that remain outstanding on March 20, 2006 at a 5% premium to the then current "stated value" per share, which equals $3.50 per share, plus accrued dividends. If a significant portion of the 8% convertible preferred stock remains outstanding on March 20, 2006, all or substantially all of our assets may be necessary to fund this redemption.

         -- Price Protection. In certain circumstances, the economic value of the investment in our 8% convertible preferred stock is protected against future sales of common stock by us at prices below $3.50 per share. If we sell additional securities at a price below $3.50 per share, the price at which the 8% convertible preferred stock converts into common stock may be adjusted downward, which would automatically entitle these holders to receive additional shares of common stock upon conversion. No such protection exists with respect to our common stock.

         -- Protective Provisions. So long as more than 1,377,143 shares of our 8% convertible preferred stock are outstanding, we are restricted from engaging in a variety of corporate actions without the consent of 68.5% of the shares of 8% convertible preferred stock then outstanding. These provisions may impede management's ability to conclude transactions that it believes to be in the best interests of all stockholders.

         -- Liquidation Preference. In the event LendingTree is liquidated or dissolves, the holders of our 8% convertible preferred stock will be entitled to receive a liquidation preference equal to 105% of the then current stated value per share, before any distributions may be made to holders of our common stock.

         -- Change in Control. Upon a merger or change in control, holders of our 8% convertible preferred stock may have the right to receive the greater of the liquidation preference described above or the consideration that they would have received if they had converted their shares of 8% convertible preferred stock into common stock immediately prior to the consummation of the merger or change in control event. In a non-cash transaction, the holders of 8% convertible preferred stock may effectively require that the counterparty to such transaction redeem the convertible preferred stock for a cash amount equal to the liquidation preference. These provisions may inhibit our ability to consummate a merger or change in control transaction and will likely reduce the proceeds of any such transaction to our common stockholders.

                  Any of the foregoing rights and preferences may, in a given situation, disadvantage the holders of our common stock and may reduce the market price of our common stock.

         If Our Common Stock Price Drops Significantly, We May Be Delisted From the NASDAQ National Market, Which Could Eliminate The Trading Market For Our Common Stock.

         Our common stock is quoted on the NASDAQ National Market. In order to continue to be included in the NASDAQ National Market, a company must meet certain maintenance criteria. Among other things, the maintenance criteria most applicable to us requires a market capitalization of $50 million and revenue of $50 million, public float of 1.1 million shares with a value of $15 million, and a minimum bid price of $3.00. The public float excludes shares held directly or indirectly by any officer or director of LendingTree. As of December 31, 2001, we had approximately $113.5 million of market capitalization and for the year then ended we had revenue of $64 million. Our public float was over 11 million shares with a market value of approximately $65 million on December 31, 2001. However, we cannot assure you that we will continue to meet these listing criteria. If our common stock were to be delisted and in order to have our common stock relisted on the NASDAQ National Market, we would be required to meet the criteria for initial listing, which are more stringent than the maintenance criteria. Accordingly, we cannot provide assurances that if we were delisted we would be able to have our common stock relisted on the NASDAQ National Market. Further, if our common stock were to be delisted, it may become more difficult for us to raise funds through the sale of our common stock or securities convertible into our common stock.

         We May Be Unable To Access All Or Part Of Our Equity Line.

         If our stock price and trading volume fall below established levels, then we will not be able to drawdown on the equity line with Paul Revere. In addition, business and economic conditions may not make it feasible to drawdown pursuant to this facility. Furthermore, if we are unable to keep a registration statement effective for those shares of common stock subject to the equity line, or if our common stock is delisted from The NASDAQ National Market, or if we experience a material adverse change to our business that is not cured within 45 days, the common stock purchase agreement may terminate, or we may not be able to drawdown any funds.

         It May Be Difficult For A Third Party To Acquire LendingTree, Which Could Depress Our Stock Price.

         Delaware corporate law and our amended and restated certificate or incorporation and by-laws contain provisions that could have the effect of delaying, deferring, or preventing a change in control of LendingTree that our management and stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

         -- Authorization to issue blank check preferred stock, which is preferred stock that can be created and issued by the board of directors without prior stockholder approval, with rights senior to our common stockholders;

         -- A staggered board of directors, so that it would take three successive annual meetings to replace all directors;

         -- A requirement that business combinations either be approved by 80% of our stockholders or a majority of our continuing directors, or provide consideration to our stockholders in excess of established amounts;

         --       Prohibition of stockholder action by written consent; and

         -- Advance notice requirements for the submission by stockholders of nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting. In addition, we have entered into a stockholder rights agreement that makes it more difficult for a third party to acquire us without the support of our board of directors and principal stockholders.

         Our Executive Officers And Directors And Entities Affiliated With Them, Whose Interests May Differ From Other Stockholders, Have The Ability To Exercise Significant Control Over Us.

         Our executive officers, directors and entities affiliated with them, as a group, beneficially own approximately 43% of our voting common stock. These stockholders are able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions, including a change of control of LendingTree. The interests of these stockholders may differ from the interests of our other stockholders.


Recent Accounting Pronouncements

         On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations, ("SFAS No. 141") which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 141 also establishes the criteria for recognition of intangible assets separately from goodwill. The implementation of SFAS No. 141 did not have a material impact on our results of operations, financial condition or cash flows.

         On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This new standard changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Thus, amortization of goodwill and indefinite lived intangible assets, including goodwill and indefinite lived intangible assets recorded in past business transactions, will cease upon adoption of SFAS No. 142, effective January 1, 2002. We have evaluated this new standard and determined that, upon adoption on January 1, 2002 we will continue to amortize our intangibles over their remaining useful life. We have no goodwill or indefinite lived intangible assets.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Accordingly, we will adopt SFAS No. 143 on January 1, 2003. Because we do not presently have any asset retirement obligations, we do not expect the impact of adopting this statement on our results of operations, financial condition, or cash flows to be significant.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We adopted this standard on January 1, 2002 with no impact on our results of operations, financial condition or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Related Risks

         On July 13, 2001, LendingTree and GE Capital Commercial Services, Inc. entered into a loan and security agreement and revolving credit note. Under these arrangements, borrowings will bear interest at the prime rate determined on the last business day of the preceding calendar month. As of December 31, 2001 the interest rate in effect for us was 5.0% and we had no borrowings outstanding under this facility. However, with assumed average borrowings outstanding of $2.0 million over a 12-month period, a 1.0% increase in the prime rate would result in additional interest expense of approximately $20,000 during that period.

         We currently hold no derivative instruments and do not earn foreign-sourced income. All of our transactions occur in U.S. dollars and we do not have any investments in foreign countries. Accordingly, changes in currency exchange rates related to these types of transactions do not have a direct effect on our financial position or results of operations.

         We are subject to market risk due to the terms of our Series A Preferred Stock. These agreements expose us to market risk, as dividends on our Series A Preferred Stock that are paid by increasing the stated value will be recorded based on the fair value of the underlying common stock into which the additional value is convertible. For the year ended December 31, 2001, we have recorded $0.9 million, of dividend charges related to the changes in the fair value of our common stock underlying the Series A Preferred Stock. As an example, if we continue to settle the dividend obligations by increasing the stated value of the preferred stock and if the market price of our common stock were to increase $2.00 per quarter over the next twelve months, we would incur additional fair-value dividend charges of approximately $4.5 million during that twelve-month period. Conversely, if the market price of our common stock were to decrease $1.00 per quarter over the next twelve months, we would incur additional fair-value dividend charges of approximately $0.3 million during that twelve-month period.

         Additionally, our credit facility agreement with Freddie Mac requires that a portion of the quarterly interest payments be in the form of warrants to purchase our common stock at an exercise price of $.01 per share. The amount of warrants to be issued will be calculated by dividing the amount of interest to be paid in the form of warrants by $3.99. The amount of interest expense that we will record will be based upon the estimated fair value of the warrants on the date that they are issued. As of December 31, 2001, no amounts had been borrowed under this facility and no warrant-based interest charges had been incurred.


Item 8.  Financial Statements and Supplementary Data

Financial Statements:

         The Financial Statements required to be presented under Item 8 are hereby incorporated by reference to the Financial Statements beginning at page F-1 of this Form 10-K.

Supplementary Data:

Quarterly Results of Operations

         The following table (presented in thousands, except per share amounts) sets forth a summary of our unaudited quarterly results of operations for each of the eight quarters in the two-year period ended December 31, 2001. This information has been derived from unaudited interim financial statements. Management believes that this unaudited information has been prepared on a basis consistent with financial statements contained elsewhere in this Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Historical results for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                              Quarter Ended
                                             ------------------------------------------------------------------------------------
                                             Dec. 31   Sept. 30   Jun. 30    Mar. 31    Dec. 31   Sept. 30    Jun. 30    Mar. 31
                                              2001       2001       2001       2001       2000       2000        2000      2000
                                             --------  --------  ---------  ---------  ---------  ---------  ---------  ---------
Revenue                                      $18,751   $17,203   $ 15,809   $ 12,256   $  9,601   $  9,030   $  7,699   $  4,483
Gross profit                                  15,451    13,893     12,216      8,770      6,556      6,433      5,632      2,820
Net loss attributable to common shareholders  (5,501)   (3,725)   (12,361)   (10,240)   (14,946)   (15,031)   (18,796)   (19,691)
Net loss per share (basic and diluted)       $ (0.27)  $ (0.20)  $  (0.66)  $  (0.52)  $  (0.75)  $  (0.81)  $  (1.04)  $  (2.07)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Certain information required by Part III is omitted from this report because we will file with the Commission a definitive proxy statement relating to our Annual Meeting of Shareholders scheduled to be held April 24, 2002, no later than 120 days after the year end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

         The information under the captions "Election of Directors" and "Stock Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

         The information under the captions "Executive Officers, Compensation and Other Information," "Employment Agreements" and "Compensation Committee Report on Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information under the captions "Principal Stockholders" "Election of Directors" and "Stock Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The information under the caption "Certain Relationships and Related Party Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report

The following consolidated financial statements are included as part of Item 8.

1. Consolidated Financial Statements

         Report of Independent Accountants
         Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations for the years ended December 31,
           2001, 2000 and 1999
         Statements of Changes in Shareholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999.
         Consolidated Statements of Cash Flows for the years ended December 31,
           2001, 2000 and 1999
         Notes to Consolidated Financial Statements


2. Financial Statement Schedules

       All schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the consolidated financial statements.


3. Exhibits

Index to Exhibits

3.1(1)   Amended and Restated Certificate of Incorporation.

3.2(1)   Amended and Restated Bylaws.

4.1(1)   Specimen Common Stock certificate

4.2(1)   Specimen Preferred Stock certificate

4.3(2) Certificate of Designation, Preferences and Rights of Series A 8% Convertible Preferred Stock of LendingTree, Inc.

4.4(2) Registration Rights dated March 7, 2001 by and among LendingTree, Inc and the signing stockholders listed therein.

10.1(2) Series A 8% Convertible Preferred Stock Purchase Agreement among LendingTree, Inc. and various investors dated March 7, 2001.

10.2(2) Promissory Note dated March 7, 2001 between Douglas R. Lebda and LendingTree, Inc.*

10.3(2) Amended and Restated Pledge Agreement dated March 7, 2001 among LendingTree, Inc., Douglas R. Lebda and Tara Lebda*

10.4(2) Credit Agreement between LendingTree, Inc. and the Union Labor Life Insurance Company, on Behalf of its Separate Account P dated March 7 2001

10.5(2) Revolving Credit Facility dated March 7, 2001, between LendingTree, Inc. and the Federal Home Loan Mortgage Corporation.

10.6(2) Warrant to acquire 12,500 shares of LendingTree, Inc. common stock issued to the Federal Home Loan Mortgage Corporation

10.7(2) Common Stock Purchase Agreement dated March 6, 2001, by and between LendingTree, Inc. and Paul Revere Capital Partners, Ltd.

10.8(2) Separation Agreement and Full and Final Release between Virginia P. Rebata, Senior Vice President - Human Resources and LendingTree, Inc., effective February 1, 2001

10.9(1)  1999 Stock Option Plan of LendingTree, Inc. dated November 20, 1999*

10.10(1) Amended and Restated 1999 Stock Option Plan of LendingTree, Inc.*

10.11(1) 1998 Stock Option Plan of LendingTree, Inc. dated February 3, 1998*

10.12(1) 1997 Stock Option Plan of CreditSource USA, Inc. (formerly known as
         Lewisburg Ventures, Inc. and a predecessor to LendingTree, Inc.) dated January 15, 1997.*

10.13(1) Management Incentive Plan*

10.14(1) LendingTree, Inc. Deferred Compensation Plan for Employees*

10.15(1) LendingTree, Inc. Non-Employee Director Deferred Compensation Plan*

10.16(1) Registration Rights Agreement, dated September 20, 1999

10.17(1) LoanTrader.com, Inc. Series A. Preferred Stock Purchase Agreement, dated February 1, 2000.

10.18(2) Warrant to purchase 40,000 shares of common stock of LendingTree, Inc.
         issued to the Union Labor Life Insurance Company, on behalf of its Separate Account P.

10.19(2) The Voting Agreement between LendingTree, Inc. and the investors that are party to the Series A 8% Convertible Preferred Stock Purchase Agreement each dated March 7, 2001.

10.21(2) Amended and Restated Promissory Note for $1,200,00 dated March 7, 2001 between Douglas R. Lebda and LendingTree, Inc.*

10.22(2) Amended and Restated Promissory Note for $500,000 dated March 7, 2001 between Douglas R. Lebda and LendingTree, Inc.*

10.23(3) Warrant to purchase 40,000 shares of common stock of LendingTree, Inc.
         issued to the Union Labor Life Insurance Company, on behalf of its Separate Account P, dated July 31, 2001.

10.24(3) LendingTree, Inc. Amended and Restated Stock Purchase Plan dated
         July 1, 2001.

10.25(3) Promissory Note Between LendingTree, Inc. and Douglas R. Lebda dated
         August 14, 2001*

10.26(3) Amended and Restated Pledge Agreement Among LendingTree, Inc. and
         Douglas R. Lebda dated August 14, 2001.*

10.27(4) LendingTree, Inc. 2001 Stock Incentive Plan dated August 23, 2001*

10.28(4) Letter of Understanding Between LendingTree, Inc. and Douglas R. Lebda dated September 24, 2001*

10.29(4) Officer Grant Letter Between LendingTree, Inc. and Douglas R. Lebda dated September 28, 2001*

23.1     Consent of PricewaterhouseCoopers LLP

24.1 Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on this signature page contained in Part IV of this Form 10-K.

99.1 Press release dated February 5, 2002 to announce fourth quarter 2001 results

1 - Incorporated by reference to the exhibit previously filed with our Registration Statement on Form S-1, declared effective on February 15, 2000.

2 - Incorporated by reference to the exhibit of such information previously filed with our Form 10-K for the year ending December 31, 2000.

3 - Incorporated by reference to the exhibit of such information previously filed with our Form 10-Q for the quarter ending June 30, 2001.

4 - Incorporated by reference to the exhibit of such information previously filed with our Form 10-Q for the quarter ending September 30, 2001.

* - Denotes a management contract or a compensatory plan or arrangement.

(b) Reports on Form 8-K

On November 29, 2001, we filed a Current Report on Form 8-K to report, pursuant to Item 5 thereof (Other Events), matters discussed at the LendingTree open house for investors and analysts. No financial statements were filed as part of this Current Report on Form 8-K.

(c) Exhibits

See Item 14(a)(3)

(d) Financial Statement Schedules

See Item 14 (a)(2)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             LENDINGTREE, INC.

                                             By:  /s/ Douglas R. Lebda
                                                 -------------------------------
                                                 Name: Douglas R. Lebda
                                                 Title: Chief Executive Officer

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

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated and on the date below:


DATE                     SIGNATURE                   TITLE(S)
----                     ---------                   --------


February 25, 2002  /s/ Douglas R. Lebda   Chief Executive Officer and
                                          Director (principal executive officer)
--------------------------------------------------------------------------------
                   Douglas R. Lebda



February 25, 2002  /s/ Keith B. Hall      Senior Vice President, Chief Financial
                                          Officer and Treasurer (principal
                                          financial and accounting officer)
--------------------------------------------------------------------------------
                   Keith B. Hall



February 25, 2002  /s/ Michael DeVico     Director
--------------------------------------------------------------------------------
                   Michael DeVico

February 25, 2002  /s/ Richard Field             Director
--------------------------------------------------------------------------------
                   Richard Field


February 25, 2002  /s/ Robert Kennedy            Director
--------------------------------------------------------------------------------
                   Robert Kennedy


February 25, 2002  /s/ Daniel Charles Lieber     Director
--------------------------------------------------------------------------------
                   Daniel Charles Lieber


February 25, 2002  /s/ W. James Tozer, Jr.       Director
--------------------------------------------------------------------------------
                   W. James Tozer, Jr.


February 25, 2002  /s/ Robert A. Spass           Director
--------------------------------------------------------------------------------
                   Robert A. Spass

                        CONSOLIDATED FINANCIAL STATEMENTS

         As required under Item 8. Financial Statements and Supplementary Data, our consolidated financial statements are provided in this separate section. The consolidated financial statements included in this section are as follows:


         Report of Independent Accountants
         Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations for the years ended December 31,
           2001, 2000 and 1999
         Consolidated Statements of Changes in Shareholders' Equity (Deficit)
           for the years ended December 31, 2001, 2000 and 1999.
         Consolidated Statements of Cash Flows for the years ended December 31,
           2001, 2000 and 1999
         Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of LendingTree, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of LendingTree, Inc. and its subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP

Charlotte, North Carolina
February 4, 2002

                                LendingTree, Inc.
                           Consolidated Balance Sheets

                                                                                   December 31,
                                                                               2001           2000
                                                                             ---------     ---------
Assets                                                                           ($ in thousands)
Current assets:
  Cash and cash equivalents                                                  $   3,400     $   2,666
  Short-term investments                                                          --           4,991
  Restricted short-term investments                                              2,764         5,059
                                                                             ---------     ---------
    Total cash and cash equivalents, short-term investments
      and restricted short-term investments                                      6,164        12,716
  Accounts receivable, net of allowance for doubtful accounts                   11,438         7,510
  Prepaid expenses and other current assets                                      1,174         1,010
                                                                             ---------     ---------
     Total current assets                                                       18,776        21,236
Equipment, furniture and leasehold improvements, net                             2,016         2,866
Software, net                                                                    2,854         6,475
Intangible assets, net                                                           3,667         6,204
Other assets                                                                       618           576
Investment in other business                                                      --             600
                                                                             ---------     ---------
     Total assets                                                            $  27,931     $  37,957
                                                                             =========     =========


Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                                           $   4,508     $   4,778
  Deferred revenue                                                               2,013         1,601
  Accrued expenses                                                               9,554         6,189
  Current portion capital lease obligations                                        743           732
                                                                             ---------     ---------
      Total current liabilities                                                 16,818        13,300
Deposits by subtenants                                                             145           113
Capital lease obligations                                                          291           848
Commitments and contingencies (Note 10)
Mandatorily redeemable securities (Note 8):
  Series A convertible preferred stock, $.01 par value,
    8% cumulative, 6,885,715 shares authorized, 6,885,715
    and 0 shares issued and outstanding at December 31, 2001
    and December 31, 2000, respectively                                         23,878          --
Shareholders' equity (deficit):
  Common stock, $.01 par value, 100,000,000 shares authorized,
    19,907,034 and 19,653,956 shares issued at December 31, 2001
    and  2000, respectively                                                        199           197
  Treasury stock (661,996 shares at December 31, 2001 and
    916,515 shares at December 31, 2000, at cost)                               (4,170)       (5,774)
  Additional paid-in-capital                                                   121,675       132,080
  Accumulated deficit                                                         (127,064)      (98,149)
  Deferred compensation                                                         (1,477)       (3,056)
  Notes receivable from officers for equity transactions                        (2,364)       (1,603)
  Unrealized gain on available-for-sale securities                                --               1
                                                                             ---------     ---------
     Total shareholders' equity (deficit)                                      (13,201)       23,696
                                                                             ---------     ---------
     Total liabilities and shareholders' equity (deficit)                    $  27,931     $  37,957
                                                                             =========     =========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                LendingTree, Inc.
                      Consolidated Statements of Operations

                                                                     For the Years Ended December 31,
                                                                      2001         2000         1999
                                                                    --------     --------     --------
                                                                  (in thousands, except per share data)
Revenue:
         Exchange                                                   $ 57,478     $ 27,465     $  6,112
         Lend-X technology                                             6,541        3,348          852
                                                                    --------     --------     --------
            Total revenue                                             64,019       30,813        6,964
                                                                    --------     --------     --------
Cost of revenue:
         Exchange                                                     12,427        7,498        2,209
         Lend-X technology                                             1,262        1,874          312
                                                                    --------     --------     --------
            Total cost of revenue                                     13,689        9,372        2,521
Gross profit:
         Exchange                                                     45,051       19,967        3,903
         Lend-X technology                                             5,279        1,474          540
                                                                    --------     --------     --------
            Total gross profit                                        50,330       21,441        4,443
Operating expenses:
   Product development                                                 4,580        2,677        1,109
   Marketing and advertising                                          39,903       56,599       18,528
   Sales, general and administrative                                  33,637       28,268       10,056
                                                                    --------     --------     --------
            Total operating expenses                                  78,120       87,544       29,693
                                                                    --------     --------     --------
Loss from operations                                                 (27,790)     (66,103)     (25,250)
Loss on impaired investment                                             (600)      (1,900)
Interest income                                                          594        2,212          545
Interest expense, financing and other charges                         (1,119)        (212)         (40)
                                                                    --------     --------     --------
Net loss                                                             (28,915)     (66,003)     (24,745)
                                                                    --------     --------     --------
Accretion of mandatorily redeemable preferred stock                     (527)        --           (131)
Conversion of preferred stock warrants to common stock warrants         --           --           (525)
Accumulated, undeclared dividends on convertible preferred stock        --           --           (506)
Dividends on preferred stock                                          (2,385)      (2,461)      (1,654)
                                                                    --------     --------     --------
Net loss attributable to common shareholders                        $(31,827)    $(68,464)    $(27,561)
                                                                    ========     ========     ========

Net loss per common share - basic and diluted                       $  (1.66)    $  (4.15)    $  (7.74)
                                                                    ========     ========     ========
Weighted average shares used in basic and diluted net
  loss per common share calculation                                   19,160       16,512        3,560
                                                                    ========     ========     ========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                LendingTree, Inc.
      Consolidated Statements of Changes in Shareholders' Equity (Deficit)
                        (in thousands, except share data)

                                    Convertible
                                     Preferred                                                   Unreal-           Note    Total
                                       Stock         Common Stock                Addi-            ized            Receiv-  Share-
                               ------------------ -----------------             tional  Accum-    Gains Deferred  able to  holders'
                               Number of          Number of         Treasury   Paid-In  ulated   (loss-  Compen-  Acquire  Equity
                                 Shares   Amount    Shares   Amount   Stock    Capital  Deficit    es)   sation    Stock  (Deficit)
                               --------- -------- ---------- ------ --------- -------- --------- ------ -------- -------- ---------
Balance at December 31, 1998          --       --  3,750,172 $   38 $      -- $  5,668 $ (7,401) $   -- $     --          $ (1,695)
Exercise of common stock
  options                                            274,419      3                494                                         497
Issuance of common stock in
  lieu of compensation                                46,064                       310                                         310
Sale of Series D Convertible
  Preferred stock, net         6,024,096   47,457                                                                           47,457
Issuance of warrants in
  conjunction with sale of
  Series A Convertible
  Preferred stock                                                                   25                                          25
Conversion of preferred stock
  from mandatorily redeemable  1,666,667    9,378                                                                            9,378
Conversion of preferred stock
  warrants to common stock
  warrants                                                                         303                                         303
Conversion of convertible
  notes into Series D
  Convertible Preferred stock    214,076    1,777                                                                            1,777
Repurchase of common stock                                            (5,978)                                               (5,978)
Issuance of stock options in
  conjunction with consulting
  and severance agreements                                                         684                      (335)              349
Issuance of stock options to
  employees at below fair
  market value                                                                   2,576                    (2,576)               --
Amortization of deferred
  compensation                                                                                               144               144
Accretion of mandatorily
  redeemable preferred stock                                                      (131)                                       (131)
In-kind dividends on Series A
  convertible preferred stock       87,817      506                               (506)                                         --
Other comprehensive income:
  Unrealized gain,
    available-for-sale
    securities                                                                                       46
  Net loss                                                                              (24,745)
Total comprehensive loss                                                                                                   (24,699)
                               --------- -------- ---------- ------ --------- -------- --------- ------ -------- -------- ---------
Balance at December 31, 1999   7,992,656   59,118  4,070,655 $   41 $ (5,978) $  9,423 $(32,146) $   46 $(2,767) $     -- $ 27,737

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                LendingTree, Inc.
Consolidated Statements of Changes in Shareholders' Equity (Deficit) - continued
                        (in thousands, except share data)

                                   Convertible
                                    Preferred                                                   Unreal-           Note    Total
                                      Stock         Common Stock                Addi-            ized            Receiv-  Share-
                              ------------------- -----------------             tional  Accum-    Gains Deferred  able to  holders'
                              Number of           Number of         Treasury   Paid-In  ulated   (loss-  Compen-  Acquire  Equity
                                Shares   Amount     Shares   Amount   Stock    Capital  Deficit    es)   sation    Stock  (Deficit)
                              ---------- -------- ---------- ------ --------- -------- --------- ------ -------- -------- ---------
Balance at December 31, 1999  7,992,656   59,118   4,070,655 $   41 $ (5,978) $  9,423 $(32,146) $   46 $(2,767) $     -- $ 27,737
Issuance of stock options to
  employees below fair
  market value                                                                   1,320                   (1,320)                --
Issuance of warrants to
  business partner for
  services provided                                                              1,279                   (1,279)                --
Amortization of deferred
  compensation                                                                                            2,310              2,310
Initial public offering of
  common stock                                     4,197,500     42             44,770                                      44,812
In-kind dividends on
  Series A and D
  preferred stock               269,996    4,115                                (4,115)                                         --
Conversion of Series A
  and D preferred stock to
  common stock               (8,262,652) (63,233) 10,493,530     105            63,128                                          --
Exercise of common stock
  options                                            253,221       3             1,846                                       1,849
Notes receivable from
  officers to acquire stock                                                                                       (1,603)   (1,603)
Issuance of common stock in
  connection with
  business acquisition                               639,077       6             4,733                                       4,739
Issuance of equity rights
  certificate                                                                    9,844                                       9,844
Reissuance of treasury
  shares for employee stock
  purchase plan participants                                             204      (148)                                         56
Other comprehensive income:
   Unrealized gain,
     available-for-sale
     securities                                                                                     (45)
   Net loss                                                                             (66,003)
Total comprehensive loss                                                                                                   (66,048)
                              ---------- -------- ---------- ------ --------- -------- --------- ------ -------- -------- ---------
Balance at December 31, 2000          --       -- 19,653,983 $  197 $ (5,774) $132,080 $(98,149) $    1 $(3,056) $(1,603) $ 23,696


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                LendingTree, Inc.
Consolidated Statements of Changes in Shareholders' Equity (Deficit) - continued
                        (in thousands, except share data)

                                    Convertible
                                     Preferred                                                   Unreal-           Note    Total
                                       Stock         Common Stock                Addi-            ized            Receiv-  Share-
                               ------------------ -----------------             tional  Accum-    Gains Deferred  able to  holders'
                               Number of          Number of         Treasury   Paid-In  ulated   (loss-  Compen-  Acquire  Equity
                                 Shares   Amount    Shares   Amount   Stock    Capital  Deficit    es)   sation    Stock  (Deficit)
                               --------- -------- ---------- ------ --------- -------- --------- ------ -------- -------- ---------
Balance at December 31, 2000          --       -- 19,653,983 $  197 $ (5,774) $132,080 $(98,149) $    1 $(3,056) $(1,603) $ 23,696
Amortization of deferred
  compensation                                                                                              937                937
Accrued dividends on Series A
  convertible preferred stock
  (Note 8)                                                                      (1,522)                                     (1,522)
Accretion of Series A
  convertible preferred
  stock (Note 8)                                                                  (495)                                       (495)
Note receivable from officer
  in exchange for Series A
  convertible preferred stock
  (Note 11)                                                                                                         (829)     (829)
Compensation charge related
  to officer note receivable                                                     1,365                                       1,365
Repayment of an officer note
  received for option
  exercise                                                                                                            68        68
Issuance of warrants in
  conjunction with revolving
  credit facilities (Note 7)                                                       381                                         381
Issuance of warrants to
  financial advisor for
  services provided                                                                431                                         431
Cashless exercise of common
  stock warrants                                     112,290      1                 (1)                                         --
Conversion of equity share
  rights to Series A
  convertible preferred stock
  (Note 8)                                                                      (9,367)                                     (9,367)
Deferred compensation
  adjustment for forfeited and
  amended options                                                                 (591)                     642                 51
Reissuance of treasury shares
  for employee stock purchase
  plan participants                                                    1,604    (1,066)                                        538
Stock based compensation                              35,405                       137                                         137
Exercise of common stock options                     105,356      1                323                                         324
Other comprehensive loss:
  Unrealized gain,
  available-for-sale securities                                                                     (1)
  Net loss                                                                               (28,915)
Total comprehensive loss                                                                                                   (28,916)
                               --------- -------- ---------- ------ --------- -------- --------- ------ -------- -------- ---------
Balance at December 31, 2001          --       -- 19,907,034 $  199 $ (4,170) $121,675 $(127,064)$   -- $(1,477) $(2,364) $(13,201)
                               ========= ======== ========== ====== ========= ======== ========= ====== ======== ======== =========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                LendingTree, Inc.
                      Consolidated Statements of Cash Flows

                                                                    For the Years Ended December 31,
                                                                  -----------------------------------
                                                                    2001         2000          1999
                                                                  --------     ---------     --------
                                                                            ($ in thousands)
Cash flows used in operating activities:
  Net loss                                                        $(28,915)    $ (66,003)    $(24,745)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                    7,857         3,232          249
    Loss on the impairment of investment and other assets              944         1,900         --
    (Gain) loss on the disposal of fixed assets                        (18)          148         --
    Provision for doubtful accounts                                    (13)          945          129
    Compensation charge related to officer note                      1,365          --           --
    Non-cash equity based compensation charges                         475          --            672
    Issuance of warrants in conjunction with credit facilities         481          --           --
    Amortization of deferred compensation                              937         2,310          144
    Issuance of Series D Convertible Preferred
      stock in lieu of interest                                       --            --             27
    Changes in assets and liabilities:
      Accounts receivable                                           (3,915)       (6,402)      (1,911)
      Prepaid expenses and other current assets                       (162)          (15)        (918)
      Other assets                                                     (84)         (398)        (117)
      Accounts payable                                                (169)        1,126        2,843
      Deferred revenue                                                 412         1,392          209
      Accrued expenses and other liabilities                         3,592         2,571        2,227
                                                                  --------     ---------     --------
        Net cash used in operating activities                      (17,213)      (59,194)     (21,191)
                                                                  --------     ---------     --------

Cash flows from (used in) investing activities:
  Purchase of short-term investments                               (16,964)     (134,207)     (27,007)
  Sales of short-term investments                                   21,954       156,221         --
  Purchase of restricted investments                               (28,728)      (62,415)        --
  Sales of restricted investments                                   31,561        57,358         --
  Acquisition of certain assets of another business                     61        (6,200)        --
  Investment in another business                                      --          (2,500)        --
  Investments in software                                             (781)       (2,326)        (415)
  Purchases of equipment, furniture, leasehold improvements           (206)       (1,105)        (710)
                                                                  --------     ---------     --------
      Net cash from (used in) investing activities                   6,897         4,826      (28,132)
                                                                  --------     ---------     --------

Cash flows from financing activities:
  Proceeds from sales of common stock and
    warrants and exercise of stock options                             206           246          497
  Payment of capital lease obligations                                (757)         (287)        --
  Repurchase of common stock                                          --            --         (5,978)
  Proceeds from issuance of convertible notes                         --            --          1,750
  Proceeds from sale of mandatorily redeemable
    Series A Convertible Preferred stock and warrants,
    net of offering costs                                           12,178          --          4,931
  Fees paid related to debt and equity financing                      (645)         --           --
  Proceeds from initial public offering, net of offering costs        --          44,812         --
  Proceeds from the sale of an equity rights certificate,
     net of offering costs                                            --           9,844         --
  Proceeds from repayment of officer note                               68          --           --
  Proceeds from sale of Series D Convertible
    Preferred stock, net of offering costs                            --            --         47,457
                                                                  --------     ---------     --------
      Net cash provided by financing activities                     11,050        54,615       48,657
                                                                  --------     ---------     --------
Net increase (decrease) in cash and cash equivalents                   734           247         (666)
Cash and cash equivalents, beginning of period                       2,666         2,419        3,085
                                                                  --------     ---------     --------
Cash and cash equivalents, end of period                          $  3,400     $   2,666     $  2,419
                                                                  ========     =========     ========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                LENDINGTREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ($ presented in tables herein are in thousands;
                         all other amounts are as shown)

1.  The Company

         LendingTree, Inc. was incorporated in the state of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998.

         We are a lending exchange empowering consumers, lenders and related service providers. We are not a lender; instead we attract consumers to our Website through various forms of advertising and send their loan requests to the network of banks, lenders and loan brokers ("Lenders") participating on our exchange.

         Our technology platform, Lend-X(SM), is the technology that powers our Internet based lending exchange at www.lendingtree.com. Additionally, we have also licensed the use of our Lend-X technology to other businesses and have enabled them to create either private-labeled or co-branded exchanges on their Websites.

         Consumers begin the LendingTree process by completing a simple on-line credit request (which we refer to as a "qualification form"). After the consumer completes the qualification form, our Lend-X technology automatically retrieves the credit score for the particular consumer. The consumers' data and credit scores are then automatically compared to the underwriting criteria of the more than 140 Lenders participating on our lending exchange. Qualified consumers can receive multiple loan offers on-line in response to a single credit request and then compare, review, and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a lower cost of acquisition than traditional marketing channels. Our lending exchange encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards, and personal loans. Additionally, through our Website we also provide access to other services related to owning, maintaining and buying and selling a home, including a network of real estate brokers.

         We earn revenue from the Lenders on our network that pay us fees for qualification forms that meet their underwriting criteria and are transmitted to them ("transmission fees"). Since a qualification form can be transmitted to more than one lender, we may generate multiple transmission fees for the same form. We also earn revenue for loans that the Lenders on our network close with consumers that we referred to them ("closed-loan fees"). Additionally, in most states, real estate brokers participating in our network pay us a fee when consumers' requests that we transmit to them result in a purchase or sale of a home. We refer to the aggregate of these fees as our Exchange revenue.

         We also license and host our Lend-X technology platform for use by other businesses. This enables these businesses to create their own customized co-branded or private-labeled lending exchanges. These exchanges, powered by Lend-X, may be single lender or multi-lender marketplaces or may provide access to the LendingTree exchange with more than 140 participating Lenders. Through these Lend-X relationships, we can earn revenue both from technology fees related to customizing, licensing and hosting the third party exchange, as well as from transactional fees resulting from the volume processed through such exchanges.


2. Business Conditions and Liquidity Considerations


         During 2001, we required $17.2 million of cash to fund operations; such amounts were expended primarily for advertising, expansion of the infrastructure and support personnel, and working capital needs. During 2000, we required $59.2 million of cash to fund operations. Since inception, we have incurred significant losses and had an accumulated deficit of $127.1 million as of December 31, 2001. These uses of cash, losses and accumulated deficit have resulted from the significant costs incurred for growing our overall business and building our LendingTree brand. As of December 31, 2001, we had approximately $6.2 million in cash, cash equivalents and restricted short-term investments.

         As more fully described in Note 7, herein, we have the following sources of financing in place:

         -- A revolving credit facility with GE Capital Commercial Services, Inc. ("GE") that provides for borrowings of up to $15.0 million. Borrowings are limited to 85% of our eligible accounts receivable and bear interest at the prime rate. As of December 31, 2001 we had eligible receivables of $9.0 million and we had no balance outstanding under this facility. Eligible receivables fluctuate frequently as a result of ongoing invoicing and collecting of balances from customers. We also pay GE a fee of 0.115% of the eligible accounts receivable arising during the term of the facility.

         -- A $2.5 million revolving loan with the Federal Home Loan Mortgage Corporation ("Freddie Mac") that expires in March 2003. Any amounts outstanding under the Freddie Mac facility would bear interest at a rate of 10% payable in cash and an additional amount payable in warrants as more fully described in the notes to our consolidated financial statements. As of December 31, 2001, we have not borrowed under this credit facility and accordingly, have not paid any interest or issued any warrants.

         -- An equity line whereby we may, at our discretion sell shares of our common stock to an investor from time-to-time subject to maximum sale limitations in any one monthly period, for up to a total of $24 million during the term beginning March 6, 2001 and ending March 6, 2003. If we choose to drawdown the equity line, the minimum amount of any drawdown is $0.1 million and the maximum amount is the greater of (i) $1.0 million or (ii) 20% of the average of the daily volume weighted average price of our common stock for the twenty-two
                  (22) day trading period immediately prior to the date we request a drawdown multiplied by the total trading volume of the common stock for such period. Only one drawdown is allowed in each period of 22 trading days beginning on the date of the drawdown notice. Subject to certain adjustments, the number of shares to be issued on each settlement date will be a number of shares equal to the sum of the quotients (for each trading day within the settlement period) of (x) 1/22nd of the investment amount and (y) the purchase price on each trading day within the settlement period. As of December 31, 2001 we have not used this equity line.

         We believe that the existing cash and cash equivalents, restricted short-term investments and the availability of the revolving credit facilities noted above as well as cash generated from operations will be sufficient to fund our operating and capital needs through 2002.

         Although we have historically experienced significant revenue growth and have plans to generate positive cash flows from operations in 2002, the operating results for future periods are subject to numerous uncertainties. There can be no assurance that revenue growth will continue or that we will be able to achieve or sustain positive cash flows from operations. Our liquidity could be significantly affected if this does not happen. However, if revenue does not grow as anticipated or if we are unable to successfully raise sufficient additional funds, management would reduce discretionary operating expenditures, including advertising and marketing and certain administrative and overhead costs. Failure to generate sufficient revenue or to reduce costs as necessary could have a material adverse effect on our ability to continue as a going concern and achieve our business objectives.

         If needed, additional financing may not be available or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, our shareholders may experience significant dilution.


3. Summary Of Significant Accounting Policies

Consolidation

         The consolidated financial statements include the accounts of LendingTree, Inc. and our wholly owned subsidiary (Homespace Acquisition Company). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates and Judgments

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis we evaluate our estimates and refine our judgments as actual results and experiences develop. Significant estimates and judgments are involved in the process of determining our Lend-X technology revenue recognition, percentage complete under long-term contracts, the value and lives of acquired intangible assets, liabilities for consumer promotional costs and the valuation of our common stock options and warrants. Actual results could differ from those estimates. The following significant accounting policies affect our estimates and judgments in preparing the consolidated financial statements.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.


Short-Term and Restricted Short-Term Investments

         The aggregate fair values of our short-term and restricted short-term investments (all available-for-sale investments in short-term corporate commercial paper) as of December 31, 2000 were as follows:

                              Unrealized     Amortized
                                Holding        Cost
                Fair Value       Gains         Basis            Maturities
                ----------    ----------     ---------      ------------------
12/31/2000      $   10,050    $        1     $  10,049      Less than 6 months
                ----------    ----------     ---------

         The specific identification cost basis is used to determine realized gains on our available-for-sale securities. The unrealized holding gain of $1,000 is included as a separate component of shareholders' equity for the year ended December 31, 2000. Investments in available-for-sale securities are carried at fair value. There were no available-for-sale investments at December 31, 2001.

         As of December 31, 2001 and 2000, we had $2.8 million and $5.1 million, respectively, of cash classified as restricted investments. Of these balances at December 31, 2001 and 2000, $2.3 million and $4.9 million, respectively, relate to funds deposited into an escrow account that was established by us and our advertising agency to maintain funds set aside by us for approved future expenditures and services of the advertising agency. Disbursements from the escrow account can only be made with signatures from both parties. The fund is used only for advertising costs we have approved in advance. Disbursements from the escrow account are made no sooner than one month following the invoice date for the expenditures. We receive all income earned on funds held in this escrow account.

Fair Value of Financial Instruments

         The carrying value of cash and cash equivalents, accounts payable and accounts receivable at December 31, 2001 and 2000 approximated their fair value due to the short-term nature of these items. The carrying value of our short-term investments at December 31, 2001 and 2000 approximated their fair values.

Accounts Receivable

         Our accounts receivable are presented net of an allowance for doubtful accounts. Management estimates the amount of the necessary allowance using its judgment about current factors, such as customers' financial condition, and based on historical trends of receivable write-offs. Receivables are written-off against this allowance when management determines the amount is uncollectible.

Equipment, Furniture, Leasehold Improvements and Intangible Assets

         Our equipment and furniture are stated at cost less accumulated depreciation and are being depreciated using the straight-line method over their estimated useful lives, which range from one to five years. Leasehold improvements are stated at cost and are depreciated over the shorter of the lease period or the estimated useful life of the improvement. Ordinary maintenance and repair costs are expensed as incurred.

         Intangible assets consist of purchased intangible assets and are amortized on a straight-line basis over their estimated useful lives ranging from 2 years to 3.75 years. See Note 5.

Impairment of Long-Lived Assets

         We evaluate the recoverability of our property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets or the business to which such assets relate. No impairments of long-lived assets were required to be recognized during the years ended December 31, 2001, 2000 and 1999.

Incentive Compensation

         Under our incentive compensation plan, employees can earn awards based on achievement of various financial and operational performance factors or other specific goals. The actual award formula may vary by individual and the goals are not the same from year to year. During the year, management makes monthly estimates of the amount of an award each employee has earned based on levels of achievement relative to the goals and performance factors. These monthly estimates are accrued with a charge to operating income for that period. The awards are typically paid to the employee following the completion of a year.

Consumer Promotional Costs

         At our discretion, we may offer consumers that utilize our exchange services certain promotional incentives to complete a transaction. We may offer these consumers the opportunity to receive cash payments, gift certificates, airline miles or other discounts or coupons in the event they complete a transaction utilizing our services. We estimate the liability for these consumer promotional costs each month based on the number of consumers that are presented such offers, the cost of the item being offered and the historical trends of consumers qualifying for the offer and our payout rates. The estimated costs of the consumer promotional incentives are charged to operating income each period.

Income Taxes

         We account for income taxes using the liability method whereby deferred tax assets or liabilities are recognized for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards. In estimating future tax consequences, we generally consider all expected future events other than enactment of changes in tax law or rates. If it is "more likely than not" that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded.

Revenue Recognition

Exchange:

         Our exchange revenue principally represents transmission fees and closed-loan fees paid by Lenders that received a transmitted loan request or closed a loan for a consumer that originated through our Website, www.lendingtree.com. Transmission fees are recognized at the time qualification forms are transmitted, while closed-loan fees are recognized at the time the lender reports the closed loan to us, which may be several months after the qualification form is transmitted. Additionally, we earn revenue through a network of real estate brokers who compensate us for real estate transactions that generally originate from a consumer on our or a client's Website. Revenue earned through our network of real estate brokers is recognized upon notification by the broker that a real estate transaction has closed.

         Additional exchange revenue is derived from loan requests that are received through private-label or co-branded Websites of other businesses that are enabled by our Lend-X technology. If these qualification forms are successfully transmitted to or closed by one of the Lenders on our exchange, we earn transmission fees and/or closed-loan fees, if applicable, from that lender, which are recognized as described above.

Technology:

         Lend-X technology revenue is related primarily to hosting, licensing access to and modifying our proprietary software for use by Lenders and other third parties.

         Our typical Lend-X technology arrangement involves licensing access to and hosting our software for use by third parties. These arrangements typically include implementation, consulting and/or other services bundled together with the access and hosting fees. In accordance with SAB No. 101, the revenue for the entire arrangement is deferred and recognized over the longer of the term of the related contract or the expected service period. Our hosting arrangements do not permit customers to take possession of our software.

         Revenue from arrangements involving only consulting or other services (that is not bundled with access or hosting services) is recognized as the services are performed. Maintenance is recognized ratably over the longer of the term of the underlying agreement or the expected service period. Maintenance includes technical support and updates and upgrades to our software.

         When a contractual arrangement requires us to provide services for significant implementation, customization or modification of the software or when the customer considers these services essential to the functionality of the software product, both the software fees and consulting services revenue are recognized in accordance with the provisions of Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We recognize revenue from these arrangements using the percentage-of-completion method primarily based on labor hour inputs. Therefore, during the implementation period, both the software fee and the consulting services revenue are recognized as work progresses.

         Losses, if any, are recognized when identified.

Cost of Revenue

Exchange:

         Our exchange cost of revenue includes salary and benefit costs of the customer care and implementation groups, credit scoring fees, consumer promotional costs, and the website network hosting fees.

Technology:

         Cost of revenue related to Lend-X technology includes direct costs of modifying our proprietary software for licensing to lenders and the cost of servers related to hosting the systems for these licensees. When revenue has been deferred for hosting contracts, we defer the related direct costs incurred and recognize these costs pro rata with the related revenue.

Marketing and Advertising Expenses

         Marketing and advertising expenses consist primarily of costs of advertising, trade shows, fees paid to affiliates, and certain indirect costs. All costs of advertising our services and products are expensed as incurred. Advertising expense totaled approximately $35.1 million, $50.7 million and $17.1 million in the years ended December 31, 2001, 2000 and 1999, respectively.

Software Development Costs

         Software development costs primarily include expenses incurred by us to develop our proprietary software, which powers our Website. Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") provides guidance regarding when software developed or obtained for internal use should be capitalized. SOP 98-1 requires that certain costs incurred during the application development stage be capitalized, while costs incurred during the preliminary project stage and post-implementation/operation stage should be expensed as incurred. We account for our website development costs and other internal use software in accordance with SOP 98-1.

         During 2001 and 2000, we capitalized internal use software development costs of approximately $0.8 million and $2.2 million, respectively, (including compensation costs, purchased software and consulting costs related to internal use software projects). Additionally, we have recorded capitalized software costs related to the purchase of technology through an acquisition.

         Capitalized software development costs are amortized over the estimated life of the related application, which range from 1 to 3 years.


Stock-Based Compensation

         We account for the effect of our stock-based compensation plans for employees under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") using the optional intrinsic value method. The intrinsic value method results in compensation cost equal to the excess of the fair value of the stock over the exercise or purchase price at the date of award. Such compensation costs are recorded over the vesting period of the respective option and presented in the consolidated statement of operations as a cost of revenue or operating expense, consistent with where the optionees' compensation is recorded. We also disclose the pro forma income statement effect of its stock-based compensation plans as if we had adopted the fair value approach. The fair value approach results in compensation cost using an option-pricing model that takes into account the fair value at the grant date, the exercise price, the expected life of the award, the expected dividends, and the risk-free interest rate expected over the life of the award.

         We account for the effect of its stock-based compensation for non-employees under SFAS No. 123, using the fair value approach.


Significant Customers and Concentrations

         Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash equivalents are invested in repurchase agreements on an overnight basis with high credit quality financial institutions. Short-term investments are comprised of commercial paper from a diverse group of high credit quality issuers.

         For the years ended December 31, 2001, 2000 and 1999, no lender exceeded 10% of our revenue. All of our revenues are from transactions originating in the United States.

         For 2001, two customers accounted for 35% and 32%, respectively, of our total Lend-X technology revenue. For 2000 one customer accounted for 71% of our total Lend-X technology revenue. For 1999, one customer accounted for 49% and another customer accounted for 45% of our Lend-X technology revenue.

         As of December 31, 2001, no customer exceeded 10% of our accounts receivable balance. As of December 31, 2000 one customer accounted for approximately 22% of the accounts receivable balance. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of Lenders comprising our customer base.

         If a significant number of potential consumers are able to obtain loans from our participating Lenders without utilizing our service, our ability to generate revenue may be limited. Because we do not have exclusive relationships with the Lenders whose loan products are offered on our online marketplace, consumers may obtain offers and loans from these Lenders without using our service. Our Lenders can offer their products directly to consumers through brokers, mass marketing campaigns, or through other traditional methods of credit distribution.

These Lenders can also offer their products over the Internet, either directly to prospective borrowers, through one or more of our online competitors, or both.


Net Loss Per Common Share

         We compute net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS No. 128"). Under the provisions of SFAS No. 128 basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted net loss available to common shareholders is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of convertible preferred stock.

         The calculation of net loss per common share for years ended December 31, 2001, 2000 and 1999 does not include 1.4 million, 1.7 million and 5.2 million, respectively, of weighted average potential common shares, as their impact would be antidilutive.

Segment Reporting

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"). This statement establishes standards for the way companies report information about business segments in annual and interim financial statements.

         Based on the nature of our products and services, the types of customers and the regulatory environment, management has organized our business into three operating segments: our lending exchange (lendingtree.com), real estate services and Lend-X Technology.

         The lending exchange is primarily focused on enabling consumers to receive multiple loan offers in response to a single, on-line, credit request and then compare, review and accept the offer that best suits their needs. The exchange is also focused on providing Lenders the ability to generate new business that meets their specific underwriting criteria. Consumer's can reach the exchange through our website, www.lendingtree.com or through a variety of private-label or co-branded websites enabled by Lend-X. Once on the exchange, consumers can apply for a variety of loan products.

         Through our real estate services we provide access to a network of real estate professionals that can assist a consumer in buying or selling a home. In most states, real estate brokers participating in our network pay us a fee when consumers' requests that we transmit to them result in a purchase or sale of a home.

         The Lend-X Technology segment is focused licensing and hosting our Lend- X technology platform for use by other businesses enabling them to create their own customized co-branded or private-labeled lending exchanges. These exchanges, powered by Lend-X, may be single lender or multi-lender marketplaces or may provide access to the LendingTree exchange. Through these Lend-X relationships, we can earn revenue both from technology fees related to customizing, licensing and hosting the third party exchange, as well as from transactional fees resulting from the volume processed through such exchanges.

         Management regularly reviews the revenue, cost of revenue and gross margins for these segments. No other operating expenses, measure of profitablity or assets or liabilities are consistently segregated or allocated into these segments for regular review by management or in determining allocations of resources. There are no inter-segment revenues.

         The following tables present the revenue and gross profits for each of our three segments for 2001, 2000 and 1999 as well as a reconciliation to consolidated net loss.

                          -----------------------------------------------------
                                   For the Year Ended December 31, 2001
                          -----------------------------------------------------
                          ------------------
                               Exchange
                          ------------------
                          Lending   Realty    Total    Lend-X      Consolidated
                          Exchange  Services  Exchange Technology
                          ------------------  -------  ----------  ------------

Revenue                   $ 52,925  $  4,553  $57,478  $    6,541  $     64,019
Cost of revenue              8,223     4,204   12,427       1,262        13,689
                          ------------------  -------  ------------------------
Gross profit              $ 44,702  $    349  $45,051  $    5,279        50,330
                          ------------------  -------  ------------------------
Reconciling items:
  Operating expenses                                                     78,120
                                                                   ------------
    Loss from operations                                                (27,790)
                                                                   ------------
    Loss on impaired
      investment                                                           (600)
    Interest income                                                         594
    Interest expense                                                     (1,119)
                                                                   ------------
Consolidated net loss                                              $    (28,915)
                                                                   ============

                          -----------------------------------------------------
                                   For the Year Ended December 31, 2000
                          -----------------------------------------------------
                          ------------------
                               Exchange
                          ------------------
                          Lending   Realty    Total    Lend-X      Consolidated
                          Exchange  Services  Exchange Technology
                          ------------------  -------  ----------  ------------

Revenue                   $ 26,773  $    692  $27,465  $    3,348  $     30,813
Cost of Revenue              6,750       748    7,498       1,874         9,372
                          ------------------  -------  ------------------------
Gross Profit                20,023       (56)  19,967       1,474        21,441
                          ------------------  -------  ------------------------
Reconciling items:
  Operating expenses                                                     87,544
                                                                   ------------
    Loss from operations                                                (66,103)
                                                                   ------------
    Loss on impaired
      investment                                                         (1,900)
    Interest income                                                       2,212
    Interest expense                                                       (212)
                                                                   ------------
Consolidated net loss                                              $    (66,003)
                                                                   ============

                          -----------------------------------------------------
                                   For the Year Ended December 31, 1999
                          -----------------------------------------------------
                          ------------------
                               Exchange
                          ------------------
                          Lending   Realty    Total    Lend-X      Consolidated
                          Exchange  Services  Exchange Technology
                          ------------------  -------  ----------  ------------

Revenue                   $  6,112  $     --  $ 6,112  $      852  $      6,964
Cost of Revenue              2,209        --    2,209         312         2,521
                          ------------------  -------  ------------------------
Gross Profit                 3,903        --    3,903         540         4,443
                          ------------------  -------  ------------------------
Reconciling items:
  Operating expenses                                                     29,693
                                                                   ------------
    Loss from operations                                                (25,250)
                                                                   ------------
    Interest income                                                         545
    Interest expense                                                        (40)
                                                                   ------------
Consolidated net loss                                              $    (24,745)
                                                                   ============

Cash Flow Information

         For the years ended December 31, 2001, 2000 and 1999 we paid interest of approximately $0.2 million, less than $0.1 million and less than $0.1 million, respectively. We paid no income taxes during such periods.

A supplemental schedule of non-cash investing and financing activities follows:

                                                            Year Ended
                                                           December 31,
                                                           ------------
                                                    2001       2000      1999
                                                   ---------------------------
Conversion of preferred stock and
  accumulated dividends into common stock         $    --    $63,233    $   --

Notes receivable issued to officers to
  acquire stock in the company                    $   829    $ 1,603    $   --

Acquisition of assets through capital leases      $   211    $ 1,867    $   --

Accretion of mandatorily
  redeemable preferred stock                      $   527    $    --    $  131

Dividends issued to preferred
  shareholders on conversion of
  preferred stock warrants to
  common stock warrants                           $    --    $    --    $  525

Accumulated, undeclared dividends
  on convertible preferred stock                  $    --    $    --    $  506

Dividends on convertible preferred
  stock                                           $ 2,385    $ 2,461    $1,654

Conversion of convertible notes and
  accrued interest into Series D
  Convertible Preferred stock                     $    --    $    --    $1,777

Issuance of warrants and other costs in
  conjunction with revolving credit facilities    $   481    $    --    $   --

Issuance of warrants in conjunction
  with preferred stock financing and
  convertible promissory notes                    $   431    $    --    $   63

Issuance of common stock in connection with
  acquisition of key assets for another business  $    --    $ 4,739    $   --

Accrued liabilities established in connection
  with a business acquisition                     $    --    $ 1,496    $   --


Reclassifications

         Certain reclassifications were made to the prior year consolidated financial statements to conform them to the current presentation.

Recent Accounting Pronouncements

         On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations, ("SFAS No. 141") which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 141 also establishes the criteria for recognition of intangible assets separately from goodwill. The implementation of SFAS No. 141 did not have a material impact on our results of operations, financial condition or cash flows.

         On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This new standard changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Thus, amortization of goodwill and indefinite lived intangible assets, including goodwill and indefinite lived intangible assets recorded in past business transactions, will cease upon adoption of SFAS No. 142, effective January 1, 2002. We have evaluated this new standard and determined that, upon adoption on January 1, 2002 we will continue to amortize our intangibles over their remaining useful life. We have no goodwill or indefinite lived intangible assets.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Accordingly, we will adopt SFAS No. 143 on January 1, 2003. Because we do not presently have any asset retirement obligations, we do not expect the impact of adopting this statement on our results of operations, financial condition, or cash flows to be significant.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We adopted this standard on January 1, 2002 with no impact on our results of operations, financial condition or cash flows.


4. Accounts Receivable

Trade accounts receivable consists of the following at December 31:

                                                       December 31,
                                                       ------------
                                              2001                    2000
                                            --------                --------
Accounts receivable                         $ 11,750                $  8,159
Less: allowance for doubtful accounts           (312)                   (649)
                                            --------                --------
                                            $ 11,438                $  7,510
                                            ========                ========




         The provision for doubtful accounts, in dollars and as a percentage of sales, was nil, $0.9 million (2.1%) and $0.1 million (1.7%) for the years ended December 31, 2001, 2000 and 1999, respectively. Write-offs of accounts receivable, in dollars and as a percentage of sales, were $0.3 million (0.5%), $0.4 million (1.3%) and $0.02 million (0.3%) for the years ended December 31, 2001, 2000 and 1999, respectively.

5. Non-current Assets

         Our non-current assets consist principally of the following:

                                                          December 31,
                                     Expected Life        ------------
                                       (Years)          2001          2000
                                     -------------    -------       -------
Equipment, furniture and
 leasehold improvements
  Computer hardware                     2 to 3        $ 2,020       $ 1,834
  Office furniture and equipment        3 to 5          1,888         1,801
  Leasehold improvements             Life of lease         78            37
                                                      -------       -------
                                                        3,986         3,672
  Accumulated depreciation                             (1,970)         (806)
                                                      -------       -------
  Net                                                 $ 2,016       $ 2,866
                                                      =======       =======

Software
  Computer systems software             1 to 3        $ 8,374       $ 7,168
  Work in progress                                        282           794
                                                      -------       -------
                                                        8,656         7,962
  Accumulated amortization                             (5,802)       (1,487)
                                                      -------       -------
  Net                                                 $ 2,854       $ 6,475
                                                      =======       =======

Intangible Assets
  Realtor network                          3          $ 6,472       $ 6,644
  Affinity program partner contracts   2 to 3.75          544           559
                                                      -------       -------
                                                        7,016         7,203
  Accumulated amortization                             (3,349)         (999)
                                                      -------       -------
  Net                                                 $ 3,667       $ 6,204
                                                      =======       =======


         Depreciation expense for equipment, furniture and leasehold improvements for the years ended December 31, 2001, 2000 and 1999 was approximately $1.2 million, $0.7 million and $0.2 million, respectively.

         Amortization expense for software for the years ended December 31, 2001, 2000 and 1999 was $4.3 million, $1.5 million and $0.1 million, respectively.

         Amortization expense for intangible assets for the years ended December 31, 2001, 2000 and 1999 was $2.4 million, $1.0 million and none, respectively.

         We lease certain equipment and furniture under capital lease arrangements. The cost of the equipment and furniture under capital leases at December 31, 2001 and 2000 was $ 2.1 million and $1.9 million, respectively. The accumulated amortization for equipment and furniture under capital lease arrangements was $1.0 million and $0.3 million, respectively.

6. Accrued Expenses

         Accrued expenses are comprised of the following:

                                                       December 31,
                                                       ------------
                                                2001                  2000
                                            ------------          ------------
Professional services and other fees        $        444          $        516
Advertising                                        1,080                   744
Incentive and other compensation                   5,627                 3,638
Consumer promotional costs                         1,619                   769
Other                                                784                   522
                                            ------------          ------------
  Total Accrued Expenses                    $      9,554          $      6,189
                                            ============          ============


7. Financing Sources

         Revolving Lines of Credit

         On July 13, 2001, LendingTree and GE Capital Commercial Services, Inc. ("GE") entered into a loan and security agreement and revolving credit note. Under these arrangements, GE will provide a two-year senior revolving credit facility providing for borrowings of up to $15 million. The facility has a two-year term under which we have pledged our accounts receivable and is subject to certain covenants and restrictions. Borrowings are limited to 85% of the eligible accounts receivable and bear interest at the prime rate. As of December 31, 2001 we had eligible receivables of $9.0 million. Eligible accounts receivable are subject to significant fluctuation period to period. For purposes of computing interest, all payments against borrowings are deemed received by GE three (3) business days following receipt of such payments. We will also pay GE a fee equal to 0.115% of the eligible accounts receivable arising during the term of the facility.

         As of December 31, 2001, we had no borrowings outstanding under the GE credit facility and we were in compliance with the covenants of the facility. Also as of December 31, 2001 we had a approximately $.5 million receivable due from GE representing funds collected on our accounts receivable through a lockbox service managed by GE.

         In March 2001, we had entered into a two-year, $5 million revolving line of credit agreement with the Union Labor Life Insurance Company, on behalf of its separate account P, ("ULLICO") and issued ULLICO a commitment fee warrant to purchase 40,000 shares of common stock at an exercise price of $.01 per share. Concurrent with the closing of the credit facility with GE, LendingTree and ULLICO terminated our agreement and we issued ULLICO a termination warrant to purchase 40,000 shares of common stock at an exercise price of $.01 per share. Both warrants expire in March 2006. In connection with the termination of the ULLICO credit facility, we recorded an expense of approximately $0.4 million for the estimated fair value of these warrants and remaining deferred offering costs related to this transaction.

         Revolving Loan

         In March 2001, LendingTree and the Federal Home Loan Mortgage Corporation ("Freddie Mac") (a current customer) entered into a two-year revolving loan agreement whereby Freddie Mac agreed to provide us a two-year credit facility under which we may borrow up to $2.5 million on a revolving basis through February 2003, subject to certain covenants and restrictions.

         Under the terms of this agreement, we are required to pay interest quarterly on the average daily outstanding balance at a rate of 10% per annum interest in cash and additional interest in the form of warrants to purchase our common stock at a price of $.01 per share. The number of warrants Freddie Mac is entitled to receive is based on the average amount outstanding on the revolving line of credit during the quarter multiplied by an annual interest rate of 10% divided by $3.99 (subject to certain adjustments as defined in the agreement). We anticipate that the actual amount of interest expense recorded will be based on the estimated fair value of the warrants on the date that they are issued.

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

         As of December 31, 2001, we had not borrowed and there was no balance outstanding under this revolving loan and we were in compliance with the covenants of this facility.

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

         In connection with establishing this facility, we had incurred approximately $0.3 million of costs that were initially deferred and were to be recognized as a charge against the proceeds of the first sale of stock under this facility. As of December 31, 2001 there have been no drawdowns under this equity line. Further, based on our current cash position and projected financial results, the likelihood of any future use of this equity line, in management's judgment, is remote. Accordingly, in the period ending December 31, 2001 we wrote-off the $0.3 million of deferred financing costs with a charge to interest and other financing costs.

8. Convertible Preferred Stock and Shareholders' Equity

Mandatorily Redeemable Series A 8% Convertible Preferred Stock

         In March 2001, we issued 3,700,001 shares of mandatorily redeemable Series A 8% Convertible Preferred Stock ("Series A Preferred Stock") to a group of investors (including Capital Z, our largest shareholder and certain officers and directors) for $12.95 million or $3.50 per share. We issued an additional 128,571 shares of Series A Preferred Stock to our Chief Financial Officer and a director on April 30, 2001 at $3.50 per share plus accumulated dividends. After deducting fees related to both transactions, this resulted in net proceeds to us totaling approximately $12.2 million. In addition, we issued and sold 200,000 shares of Series A Preferred Stock to our Chief Executive Officer, funded by a promissory note to us, for $0.7 million.

         Also, as further discussed below (see Equity Rights Certificate), in conjunction with the March 2001 closing of the Series A Preferred Stock financing transaction, an Equity Rights Certificate was converted into 2,857,143 shares of Series A Preferred Stock at an effective rate of $3.50 per share.

         As of December 31, 2001, there were a total of 6,885,715 shares of Series A Preferred Stock outstanding.

         Each share of our Series A Preferred Stock is convertible, at the option of the holder, into the number of shares of common stock determined by dividing (a) the current value per share by (b) the conversion price.

         The current value per share is the sum of the stated value per share plus any accrued but unpaid dividends. The conversion price is the initial purchase price of $3.50, subject to certain revisions from time to time for stock splits and similar adjustments.

         The holders of our Series A Preferred Stock are entitled to receive quarterly dividends on the Series A Preferred Stock equal to eight percent (8%) per annum of the stated value per share payable at our option (i) in cash or
(ii) by increasing the stated value per share on the dividend payment date.

         The stated value per share is the sum of the initial purchase price of $3.50 per share as cumulative adjusted from time to time by accumulated dividends.

         Through December 31, 2001 we had elected to pay the quarterly dividends by increasing the stated value per share of the Series A Preferred Stock. As a result of these dividends, through December 31, 2001, we have increased the carrying value of the Series A Preferred Stock on our balance sheet by approximately $1.5 million. We have also recognized, as an increase to our net loss attributable to common shareholders, an additional $0.9 million of dividend charges resulting from the excess of the fair value of the common stock that the 8% dividends on the Series A Preferred Stock will convert into over the $3.50 conversion price that will be paid upon such conversion. In total we recorded $2.4 million of dividend charges for the year ending December 31, 2001. If we continue to settle the dividend obligations by increasing the stated value of the preferred stock and if the market price of our common stock remains above $3.50 per share, we will continue to incur these fair value dividend charges

         We are required to redeem all Series A Preferred Stock shares remaining outstanding on the fifth anniversary of the issue date of such shares at a price of 105% of the then current value per share. Accordingly, we are accreting the value of the Series A Preferred Stock up to the redemption value of the shares using the effective interest method. This is increasing the value of the Series A Preferred Stock and the charge is included in the computation of net loss attributable to common shareholders. As of December 31, 2001, we have recorded approximately $0.5 million of accretion charges.

         In certain circumstances, the economic value of the investment in our 8% convertible preferred stock is protected against future sales of stock by us at prices below $3.50 per share. If we sell additional common or preferred stock at a price below $3.50 per share, the price at which the 8% convertible preferred stock converts into common stock may be adjusted downward, which would automatically entitle these holders to receive additional shares of common stock upon conversion

         In connection with the Series A Preferred Stock financing transaction, we agreed to grant warrants to acquire a total of 112,500 shares of common stock at a price of $.01 per share to our financial advisor in this transaction. The warrants were granted in four equal installments on April 30, 2001, June 20, 2001, September 20, 2001 and December 20, 2001 and immediately exercised, using the cashless exercise method, resulting in the issuance of a total of 112,290 shares of common stock.

Equity Rights Certificate

         On September 29, 2000, Capital Z Partners ("Capital Z"), our largest shareholder, purchased an Equity Rights Certificate from us for $10 million. The Equity Rights Certificate was initially exercisable for 1,253,918 shares of our common stock and warrants to purchase 225,000 shares of our common stock with an exercise price of $7.975. The Equity Rights Certificate contained anti-dilution provisions that allowed Capital Z to receive additional shares of our common stock if a financing transaction occurred prior to the expiration of the Equity Rights Certificate. As a part of the transaction, Capital Z also received a commitment fee warrant to purchase 135,000 shares of our common stock.

         In conjunction with the March 2001 Series A Preferred Stock financing transaction, the Equity Rights Certificate was converted into 2,857,143 shares of Series A Preferred Stock at an effective rate of $3.50 per share. We recorded the conversion of the Equity Rights Certificate through a credit to mandatorily redeemable preferred stock of approximately $9.4 million (net of offering and related costs) with a corresponding charge to additional paid in capital. This amount was determined as the gross proceeds received net of offering costs (of approximately $0.2 million) and the estimated fair value of the warrants (approximately $0.5 million determined using a valuation model). Additionally, concurrent with the sale of the Series A Preferred Stock, the exercise price of the commitment fee warrant was calculated and set at $3.762 per share. The warrant is exercisable at any time until September 29, 2005.

Common Stock

         On February 15, 2000, we completed the sale of 4,197,500 shares of its common stock at an initial public offering ("IPO") price of $12.00 per share, raising approximately $44.8 million, net of offering expenses, underwriting discounts and commissions. Simultaneous with the closing of the initial public offering, all previously outstanding shares of Series D convertible preferred stock including accumulated, unpaid in-kind dividends through that date were automatically converted into an aggregate of 10.5 million shares of common stock.

Stock Split

         In January 2000, the Board of Directors approved a 1.27-for-1 common stock split that was effective February 22, 2000 upon the closing of our initial public offering. The consolidated financial statements for all periods presented have been restated to reflect the effect of this stock split. In addition, the Board approved an amendment to our certificate of incorporation, effective in conjunction with our Form S-1 Registration Statement, increasing the authorized capital stock to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.01 per share.

1999 Convertible Preferred Stock Sale

         On September 20, 1999, we entered into a Series D Convertible Preferred Stock Purchase Agreement (the "Series D Agreement") under which we sold 6,024,096 shares of Series D Convertible Preferred stock at $8.30 per share for total gross proceeds of approximately $50 million. We also incurred approximately $2.5 million in offering costs, which have been netted against the proceeds. Preferred shareholders were entitled to cumulative dividends that accrued on a daily basis at a rate of 8% per annum.

         During May 1999, we sold 333,334 shares of Series A Convertible Preferred stock at $6.00 per share for gross proceeds of $2.0 million. We also granted a warrant to the investors in this round to purchase 33,020 shares of common stock at approximately $7.87 per share. The fair value of these warrants was approximately $12,000 and was calculated using an option valuation model.

         During March 1999, we sold 500,000 shares of Series A Convertible Preferred stock at a price of $6.00 per share and a warrant to purchase 40,000 shares of Preferred stock at $9.00 per share for gross proceeds of $3.0 million.

         Effective upon the closing of our public offering of common stock on February 22, 2000, all outstanding shares of Series A and Series D preferred stock and accumulated undeclared dividends automatically converted into 10.5 million shares of common stock.

         In conjunction with the sale of Series D Convertible Preferred stock, warrants to acquire 381,000 shares of Preferred stock were exchanged for warrants to purchase 381,000 shares of common stock at approximately $4.72 per share. The warrants expire September 2005. The exchange has been reflected in the consolidated financial statements as a $0.5 million distribution to the preferred shareholders equivalent to the excess of the current fair value of the new warrants over the carrying value of the existing warrants, and has been included in the calculation of net loss attributable to common shareholders for the year ended December 31, 1999. The new warrants issued were valued at approximately $0.8 million utilizing an option valuation model.

         In connection with the Series D Agreement we granted a warrant to purchase 127,000 shares of common stock at approximately $7.52 per share to a broker in the transaction, the fair value of which (approximately $0.5 million, calculated using an option valuation model) was included in offering costs of the Series D sale. In January 2000, this broker became an underwriter our initial public offering and agreed to exchange its existing warrant for a new warrant to purchase 127,000 shares of common stock at an exercise price equal to the initial public offering price of common stock ($12.00). The new warrant is exercisable for a five-year period from the date of the first warrant or through September 21, 2004. Upon the exchange of these warrants, we recorded an offset to the IPO proceeds of approximately $0.1 million based upon the fair value of the new warrant issued in excess of the existing warrant based upon an option valuation model.

Convertible Promissory Notes

         During June and July 1999, we entered into Convertible Promissory Note Agreements (the "Notes") with certain individuals from which we received a total of $1.75 million. We also issued 53,340 warrants to purchase common stock at approximately $7.87 per share to the purchasers of these Notes. These warrants were valued at approximately $19,000 using an option valuation model. The value of these warrants was recognized as interest expense during the year ended December 31, 1999.

         The Notes bore interest at 8% per annum, compounded quarterly. The Notes plus accrued interest converted to 214,076 shares of Series D Convertible Preferred stock in connection with the 1999 Convertible Preferred Stock sale described above.

Common Stock Warrants

         In addition to the warrants issued in connection with the credit facilities (see Note 7) and the Preferred stock sales and issuance of convertible notes (see Note 8) we have also issued the following warrants:

         In February 2000, we issued two warrants to a Lend-X client in connection with an agreement to co-brand a website. Each warrant is for the purchase of 95,250 shares of our common stock at $7.87 per share. The first warrant, granted February 2, 2000, with an underlying fair value of $11.00, was immediately vested and exercisable at the date of grant. The second warrant was granted February 15, 2000 with an underlying fair value of $12.00 and was also immediately vested and exercisable. Both warrants expire in February 2002. An expense of approximately $1.3 million, calculated using an option valuation model, was recognized ratably for services provided over the initial one-year period of the agreement. For the years ended December 31, 2001 and 2000, we recognized charges for these warrants of approximately $0.1 million and $1.2 million, respectively.

         In December 1998, we issued a warrant to purchase 63,500 shares of common stock at $4.72 per share to a broker in connection with the closing of a Preferred stock sale. The warrant is exercisable and expires in December 2004. The value of the warrant (approximately $50,000 determined utilizing a option valuation model) was recorded as an offset to the proceeds of the Preferred stock sale.

         In November 1998, we also issued a warrant to purchase 9,525 shares of common stock at $4.72 per share in connection with a line of credit provided by a shareholder. The fair value of this warrant (approximately $7,000) was recognized in expense during the year ended December 31, 1998. This warrant was valued using an option valuation model. The warrant expires in November 2003. The line of credit is no longer available.

         The following tables summarize the common stock warrants outstanding at December 31, 2001 and the annual activity for common stock warrants:


                                                         Weighted
                                                         Average
Common Stock Warrants                      Number of     Exercise
                                           Warrants       Price
                                           ---------     --------

Outstanding as of December 31, 1998          403,225     $   4.72
Granted                                      645,160         6.76
Cancelled/Forfeited                         (381,000)        6.40
                                           ---------     --------
Outstanding as of December 31, 1999          667,385         6.52
Granted                                      342,010         6.25
Cancelled/Forfeited                          (16,510)        7.87
                                           ---------     --------
Outstanding as of December 31, 2000          992,885         6.40
Granted                                      205,000         0.01
Exercised                                   (112,500)        0.01
Cancelled/Forfeited                             --            --
                                           ---------     --------
Outstanding as of
  December 31, 2001                        1,085,385     $   5.86
                                           =========     ========
Exercisable as of
  December 31, 2001                        1,085,385     $   5.86
                                           =========     ========


                                             Common Stock Warrants
                                       Outstanding at December 31, 2001
                                       --------------------------------
                 Exercise                Number            Expiration
                   Price               Outstanding             Date
                 --------              -----------       --------------
                  $0.01                   92,500           March 2006
                   3.76                  135,000         September 2005
                   4.72                    9,525         November 2003
                   4.72                   63,500         December 2004
                   4.72                  381,000         September 2005
                   7.87                  190,500         February 2002
                   7.87                   33,020            May 2004
                   7.87                   22,860            June 2004
                   7.87                   30,480            July 2004
                  12.00                  127,000         September 2004

                                       ---------
                                       1,085,385
                                       =========

Treasury Stock

         We utilized approximately $6.0 million of the proceeds from the 1999 sale of Convertible Preferred Stock to repurchase 948,971 shares of common stock (of which 666,750 shares were purchased from Board members for approximately $4.2 million in connection with their departure from the Board) which has been reflected as treasury stock, at cost, in the accompanying consolidated financial statements.

         As of December 31, 2001 there are 661,996 shares of common stock issued and classified as treasury stock.

Employee Stock Options and Other Benefit Plans

          We have established and our shareholders have approved the 1997, 1998, 1999 and 2001 Stock Option Plans (the "Plans"). The Plans, as amended, provide for the granting of both incentive stock options and non-qualified stock options to our employees, officers, directors and consultants.


--------------------------------------------------------------------------------
                                                                 Number of
                                                                 Securities
Plan Category                 Number of         Weighted         Remaining
                              Securities        Average          Available for
                              to be Issued      Exercise         Future Issuance
                              Upon Exercise     Price of         Under Equity
                              of Outstanding    Outstanding      Compensation
                              Options           Options          Plans
--------------------------------------------------------------------------------
Equity Compensation Plans
Approved By Shareholders
- Stock Option Plans          5,455,985         $4.86            2,620,537

--------------------------------------------------------------------------------
Equity Compensation Plan Not
Approved By Shareholders
-  Employee Stock             None - See        Not Applicable   263,025
   Purchase Plan              below,
                              securities have
                              been issued
--------------------------------------------------------------------------------


         Under all of our stock option plans, the exercise price of any incentive stock option shall not be less than the fair value of the stock on the date of grant or less than 110% of the fair value in the case of optionees holding more than 10% of the total combined voting power of all our classes of stock. Options under our stock option plans are exercisable for ten years from the date of grant, except for incentive stock options granted to optionees holding more than 10% of the total combined voting power of all classes of stock, which must be exercised within five years.

         Our stock option plans generally provide for a four-year vesting requirement with one-quarter of such shares vesting at the end of one full year and on an annual basis thereafter. Upon a change of control, as defined, 50% of all unvested stock options shall vest. If a change of control occurs, the compensation committee to our Board of Directors has authority to vest the remaining 50% of unvested options that are otherwise not automatically vested.

         A summary of incentive stock options awarded to employees during the years ended December 31, 2001, 2000 and 1999 follows (exercise prices are expressed in actual dollars):

                                                     Weighted
                                                     Average       Exercise
                                         Number of   Exercise       Price
                                          Options     Price         Range
                                         ---------   --------    ------------

Outstanding as of December 31, 1998        619,141   $   4.15     $1.43-$5.20
Granted at fair value                      521,660       5.09       4.72-6.06
Granted below fair value                   530,466       5.68       5.51-6.53
Cancelled/Forfeited                       (218,377)      4.85       4.72-5.20
                                         ---------   --------    ------------
Outstanding as of December 31, 1999      1,452,890       4.93       1.43-6.53
Granted at fair value                    1,632,743       5.32      2.38-16.31
Granted below fair value                   537,924       9.30      9.25-10.43
Exercised                                  (56,757)      4.22       3.54-5.51
Cancelled/Forfeited                       (465,352)      6.71      3.54-16.31
                                         ---------   --------    ------------
Outstanding as of December 31, 2000      3,101,448       5.65      1.43-16.13
Granted at fair value                      302,119       3.91       3.06-6.76
Exercised                                  (11,856)      4.00       3.54-4.72
Cancelled/Forfeited                       (372,560)      5.53      2.80-14.00
                                         ---------   --------    ------------
Outstanding as of December 31, 2001      3,019,151       5.49    $1.43-$16.13
                                         =========   ========    ============

Exercisable as of December 31, 2001      1,016,042   $   5.19    $1.43-$16.13
                                         =========   ========    ============


       A summary of non-qualified stock options awarded during the years ended December 31, 2001, 2000 and 1999 follows (exercise prices are expressed in actual dollars):

                                                     Weighted
                                                     Average       Exercise
                                         Number of   Exercise       Price
                                          Options     Price         Range
                                         ---------   --------    ------------

Outstanding as of December 31, 1998      1,212,701     $ 2.19    $ 1.43-$5.20
Granted at fair value                      287,752       5.81       4.72-6.06
Granted below fair value                   403,682       5.23       4.72-5.51
Exercised                                 (274,419)      1.80       1.43-4.72
Canceled/forfeited                        (111,610)      4.80       4.72-5.20
                                         ---------   --------    ------------
Outstanding as of December 31, 1999      1,518,106       3.56       1.43-4.72
Granted at fair value                      584,970       4.92      2.80-12.00
Granted below fair value                   229,844       9.43      9.25-12.00
Exercised                                 (196,464)      8.19      1.43-12.00
Cancelled/Forfeited                        (42,186)      5.51       5.51-5.51
                                         ---------   --------    ------------
Outstanding as of December 31, 2000      2,094,270       4.11      1.43-12.00
Granted at fair value                      462,316       3.72       3.44-7.15
Granted below fair value                    25,000       0.01         .01-.01
Exercised                                  (93,500)      1.70        .01-4.72
Cancelled/Forfeited                        (51,252)      4.90       2.80-9.25
                                         ---------   --------    ------------
Outstanding as of December 31, 2001      2,436,834   $   4.07    $1.43-$12.00
                                         =========   ========    ============

Exercisable as of December 31, 2001      1,330,091   $   3.61    $1.43-$12.00
                                         =========   ========    ============

         The following table summarizes information about our stock options (exercise prices are actual dollars):

                            Options Outstanding at
                               December 31, 2001
                        ------------------------------
            Exercise      Number         Remaining         Options
             Price      Outstanding   Contractual Life   Exercisable
          ------------  ------------  ----------------   -----------
           $0 -$1.63         728,094      5.8 years         728,094
           1.63-3.26       1,076,750      8.9 years         268,557
           3.26-4.89       1,240,847      8.1 years         406,683
           4.89-6.53       1,224,868      7.8 years         599,843
           6.53-8.16         398,525      8.5 years         115,814
           8.16-9.79         639,063      8.0 years         177,058
           9.79-11.42         65,338      8.1 years          16,334
          11.42-13.05         48,500      7.8 years          25,250
          13.05-14.68         18,000      8.3 years           4,500
          14.68-16.31         16,000      8.2 years           4,000
                        ------------  -------------      -----------
                           5,455,985      7.9 years       2,346,133
                        ============  =============      ===========



         The weighted average fair value at date of grant for options granted at fair value during the years ended December 31, 2001, 2000 and 1999 was $3.68, $3.74 and $1.10, respectively.

         The weighted average fair value at the date of grant for options granted below fair value during the years ended December 31, 2001, 2000 and 1999 was $0.01, $3.90 and $4.66, respectively.

         In September 1999, a consulting agreement was entered into with a former member of the Board of Directors and a severance agreement was entered into with a former executive. Both individuals had their existing incentive stock options cancelled, and new non-qualified stock options were issued at the current fair value. They received 76,200 and 114,300 options, respectively, to purchase common stock at $5.20 and $4.72 per share, respectively. The fair value of these options, as determined using an option valuation model range from $2.39 to $4.40. Compensation expense related to the consulting agreement is being recognized over the three-year term ending October 12, 2002. For the years ended December 31, 2001, 2000 and 1999, we recorded expense of approximately $0.1 million, $0.1 million and less than $0.1 million, respectively. Compensation expense of $0.3 million related to the severance agreement was recognized immediately in September 1999.

         During the third and fourth quarter of 1999, we granted stock options to purchase approximately 740,000 shares of our common stock to employees at exercise prices ranging from $5.51 to $6.54 per share. Based on the difference between the strike price of these options and the fair market value at the date of grant (ranging from $6.54 to $9.70 per share), we recorded a deferred compensation charge of approximately $2.6 million and we are amortizing it to expense over the options' four year vesting period.

         In January 2000, we granted stock options to purchase approximately 770,000 shares of common stock to employees at an exercise price of $9.25 per share. Based on the difference between the exercise price of these options and the fair market value at the date of grant ($11.00), we recorded a deferred compensation charge of approximately $1.3 million and we are amortizing it to expense over the options' four-year vesting period.

         At December 31, 2001 we have approximately $1.4 million of deferred compensation remaining on our consolidated balance sheet related to the 1999 and January 2000 stock options granted below fair market value. For the years ended December 31, 2001, 2000 and 1999 the amortization of these deferred compensation charges resulted in $0.8 million, $1.0 million and $0.1 million of non-cash compensation expense, respectively.

         In January 2000, we adopted the LendingTree, Inc. Employee Stock Purchase Plan ("ESPP"). The ESPP is intended to comply with the requirements of
Section 423 of the Internal Revenue Code and to assure the participants of the tax advantages thereby. The ESPP is administered by a committee established by the board of directors. The committee has authorized for issuance under the plan a total of 550,000 shares of common stock. All full-time employees are eligible to participate in the ESPP, except employees who own five percent or more of our common stock.

         For 2001 and 2000, the ESPP provides for a series of consecutive, overlapping offering periods that generally will be 24 months long. Beginning on January 1, 2002, the overlapping offering periods will be 18 months long. Successive six-month purchase periods will run during each offering period. During each offering period, participating employees will be able to purchase shares, subject to limitations, of common stock at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each purchase period within the offering period, whichever price is lower.

         Since the beginning of the ESPP, there have been three purchase dates under which we sold and participants in the ESPP acquired shares of our common stock from treasury stock at the following prices:

                                                              Average
                                                              Purchase
                  Purchase Date         Shares Sold           Price
                  -------------         -----------           --------

                  December 31, 2001     149,686 shares          $2.41
                  June 30, 2001         104,833 shares          $1.70
                  December 29, 2000      32,456 shares          $1.75


         We account for the effect of our stock-based compensation plans for employees under SFAS No. 123 using the optional intrinsic value method. Had compensation expense for all of our stock options been recorded based on the fair value method, our net loss and net loss per common share basic and diluted would have been as follows:


                                                Year Ended
                                                December 31,
                                                ------------
                                      2001          2000          1999
                                    --------      --------      --------
Net loss attributable to
  common shareholders               $(31,827)     $(68,464)     $(27,561)
Pro forma adjustment for stock
  compensation expense                (5,679)       (4,182)         (748)
                                    ---------     ---------     --------
Pro forma net loss attributable
  to common shareholders            $ (37,506)    $ (72,646)    $(28,309)
                                    =========     =========     ========

Net loss per common share -
   basic and diluted                $   (1.66)    $   (4.15)    $  (7.74)
Pro forma adjustment for stock
  compensation expense                  (0.30)        (0.25)       (0.21)
                                    ---------     ---------     --------

Pro forma net loss per common
    share - basic and diluted       $   (1.96)    $   (4.40)    $  (7.95)
                                    =========     =========     ========

         Because options vest over several years and additional options are expected to be granted in subsequent years, the pro forma impact on periods presented may not be representative of the pro forma effects on reported net income or loss in future years.

         The fair value of each option grant in 1998, 1999 and until our initial public offering of common stock in February 2000 was estimated on the date of grant using the minimum value method based upon the following assumptions: dividend yield -- 0%; risk free interest rate -- 5.1% (1998); 4.75 -- 5.75%
(1999) and 5.3% (2000) and weighted average expected option term - 4 years
(1998); 5 years (1999) and 5 years (2000).

         Following our initial public offering of common stock in February 2000 and for 2001, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes method based on the following assumptions: a dividend yield - 0%; a risk-free interest rate of 4.36%, a weighted average expected option term of 5 years and a volatility factor of 95%.

         Beginning in 2000, we provided a 401(k) Retirement Savings Plan to our employees. We may make a matching contribution equal to a uniform percentage of participants salary deferrals. These contributions vest ratably over a two-year period. Our matching contributions for the years ending December 31, 2001 and 2000 were approximately $0.1 million in each year.


9. Income Taxes

         There is no current income tax provision or benefit for the years ended December 31, 2001, 2000 or 1999 as we have generated net operating losses for income tax purposes since inception. There is no deferred provision or benefit for income taxes recorded as we are in a net deferred tax asset position for which a full valuation allowance has been recorded because the realization of these benefits could not be reasonably assured.

         Significant components of our deferred tax assets and liabilities at December 31, 2001 and 2000 consist of the following:

                                                        December 31,
                                                        ------------
                                                     2001         2000
                                                   --------     --------
Deferred tax assets:
  Current
    Accounts receivable                            $    121     $    356
    Compensation accruals                               946        1,400
  Noncurrent
      Domestic net operating loss carryforwards      46,240       34,139
      Unrealized investment loss                       --            740
      Stock compensation                                580        1,159
      Intangible amortization                         1,651          677
      Other                                             460          203
                                                   --------     --------
  Gross deferred tax assets                          49,998       38,674
      Less: Valuation allowance                     (49,871)     (38,637)
                                                   --------     --------
      Net deferred tax assets                      $    127     $     37
                                                   --------     --------
Deferred tax liabilities:
     Stock based compensation                           127         --
     Fixed assets                                      --             37
                                                   --------     --------
          Total deferred tax liabilities                127           37
                                                   --------     --------
    Net deferred tax asset (liability)             $   --       $   --
                                                   ========     ========

         The increase in the valuation allowance resulted primarily from the additional net operating loss carryforward generated.

         We have net operating loss carryforwards for income tax purposes of approximately $118 million available at December 31, 2001 to offset future federal and state taxable income. These net operating loss carryforwards begin to expire in 2011. Should we undergo an ownership change as defined in Section 382 of the Internal Revenue Code, our tax net operating loss carryforwards generated prior to the ownership change may be subject to annual limitation which could reduce or defer the utilization of these losses. As of December 31, 2001, we have research and development credit carryforwards of less than $0.1 million. The credits begin to expire in 2019.

         Taxes computed at the statutory Federal income tax rate of 34% are reconciled to the provision for income taxes as follows:

                                                               For the years ended December, 31
                                                               --------------------------------

                                                             % of                % of               % of
                                                            Pretax              Pretax             Pretax
                                                    2001     Loss      2000      Loss      1999     Loss
                                                  -------   ------   --------   ------   -------   ------
U.S. Federal tax benefit at statutory rate        $(9,831)  -34.0%   $(22,441)  -34.0%   $(8,413)  -34.0%
State taxes (net of federal benefit)               (1,431)  - 5.0%     (3,260)   -5.0%    (1,222)   -5.0%
Change in valuation allowance                      11,234    38.9%     25,653    38.9%     9,615    38.9%
Other nondeductible expenses                           28     0.1%         48     0.1%        20     0.1%
                                                  -------   ------   --------   ------   -------   ------
Provision for income taxes                        $  --       -- %   $   --       -- %   $  --       -- %
                                                  =======   ======   ========   ======   =======   ======

10. Commitments and Contingencies

         We lease certain office facilities and equipment under operating leases. These leases are generally renewable. We also lease certain furniture and computer equipment under capital leases with terms of approximately 2 to 3 years.

         The following is a schedule of future minimum rental payments required under the leases as of December 31, 2001:

                                                   Capital      Operating
                                                   Leases         Leases
                                                   -------      ---------
                                       2002        $   799      $     993
                                       2003            292            695
                                       2004              9            691
                                       2005             --            741
                                       2006             --            761
                                 Thereafter             --          2,884
                                                   -------      ---------
Total minimum lease payments                         1,100      $   6,765
                                                                =========
Less: amount representing interest                     (66)
                                                   -------
Present value of net minimum lease payments          1,034
Less: current portion                                 (743)
                                                   -------
Long-term portion capital leases                   $   291
                                                   =======


         Rent expense totaled $1.3 million, $1.4 million and $0.5 million for the years ended December 31, 2001, 2000 and 1999.

         A covenant in one of our capital lease agreements requires that we maintain a cash balance of not less than $3.0 million throughout the term of the lease. If our cash balance falls below $3.0 million at the end of a period, we will be required to collateralize the balance of the lease with cash. As of December 31, 2001, the balance of this lease was approximately $0.5 million. At December 31, 2002 the balance of this lease will be $0.2 million.

         Important components of our intellectual property are subject to an amended software customization, license and services agreement by and between LendingTree and the Federal Home Loan Mortgage Corporation, or Freddie Mac. Pursuant to this agreement a version of our core software, that was customized to operate according to certain standards established by Freddie Mac, will be released to Freddie Mac from escrow if we fail to meet specified repayment obligations, financial covenants or reporting requirements.

         On September 10, 2001, Block Financial Corporation ("Block") filed a complaint in the United States District Court for the Western District of Missouri [Block Financial Corporation v. LendingTree, Inc., Case Number 01-1007-CV-W-3], against the Company, alleging that the Company's financial card (credit card) qualification form processing system infringes its U.S. Patent No. 6,014,645 entitled, "Real-Time Financial Card Application System." The complaint seeks both monetary damages in the form of a reasonable royalty and injunctive relief. On November 19, 2001, the Company filed an answer to the complaint denying infringement of the Block patent. The Company also filed a counterclaim against Block seeking a declaratory judgment of non-infringement and invalidity of the Block patent. The lawsuit is in an early stage, and discovery is just beginning to get underway.

         In October 2000, the Company was the subject of a routine examination conducted by the New York State Banking Department ("NYSBD"). At the close of the examination, during the exit interview, the NYSBD examiners raised an issue as to whether the Company was obligated to make certain mortgage broker disclosures to consumers under New York state law. Following correspondence with the NYSBD and discussions with local counsel and NYSBD officials, the Company agreed to provide certain disclosures requested by the NYSBD. Moreover, based upon the guidance of local counsel following discussions with NYSBD officials, the Company believes that this matter has been resolved without a finding of a violation and without imposition of fines or forfeitures against it.

         A third party has opposed the federal registration of LendingTree's LEND-X mark. The case is currently in the discovery phase. The matter is pending before the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office. Management intends to contest the case vigorously and is aggressively pursuing the matter.

         We are involved in other litigation from time to time that is routine in nature and incidental to the conduct of its business. We believe that the outcome of any such litigation would not have a material adverse effect on its financial condition, cash flows or results of operations.


11. Officer Loans

         In March 2001, in connection with the sale of the Series A Preferred Stock, we entered into a promissory note and pledge agreement with our Chief Executive Officer to provide him with a $0.7 million loan to acquire 200,000 shares of the Series A Preferred Stock. This note and pledge agreement also amended and restated existing notes and pledge agreements with respect to $1.7 million in loans for option exercises from February 2000. In August 2001, we entered into an amended and restated note and pledge agreement (Pledge Agreement) with our Chief Executive Officer relating to all the outstanding loans and interest accrued thereon totaling approximately $2.5 million. This amended and restated note bears interest at a fixed rate of 8% per annum on the unpaid balance of the loan. Interest is payable along with the principal payments annually except that payment of $55,000 of interest accruing through June 30, 2002 will be deferred until June 30, 2003. The amended and restated
note is not prepayable.

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

         In February 2000, we entered into full recourse promissory note and pledge agreements with our Chief Financial Officer in the aggregate amount of $0.1 million for the purpose of exercising non-qualified stock options and for paying the related withholding taxes on such exercises. The loan is to be repaid to us, plus interest at the federal rate (as defined) in equal annual installments beginning on January 31, 2002, and through January 31, 2005. Our Chief Financial Officer has pledged to us a security interest in the stock issued as a result of these options being exercised. The pledged stock may not be sold without prior written consent by us.


12. Investment

         In February 2000, we made a $2.5 million equity investment in a company providing wholesale mortgage marketplace services for brokers and Lenders over the Internet. Capital Z, our largest shareholder and represented on our Board of Directors by two members also invested in this company. In December 2000, we determined that the carrying value of this investment was impaired and we wrote the investment down to its estimated fair value of $0.6 million, recording $1.9 million as a non-operating loss on impaired investment. In June 2001, this company and another company merged and received an additional investment of $9.5 million. We determined that the value of our investment in this combined company was further impaired based on our reduced ownership percentage of the combined company, the financial condition of the combined company, the terms of the preferred securities issued to the new investors, and the historical losses from operations of both companies before the merger. Accordingly in June 2001, we wrote down the investment to its estimated fair value of $0.25 million, recording $0.35 million as a non-operating loss on impaired investment. In December 2001, this company began evaluating strategic alternatives in light of its deteriorating financial condition. In January 2002, we sold its assets to a third party in a transaction in which we received no proceeds. Accordingly, in December 2001, we wrote off the remaining $0.25 million investment as a non-operating loss on impaired investment.


13. Acquisition

         On August 2, 2000, we acquired certain assets and assumed certain liabilities of HomeSpace Services, Inc. The consideration paid by us (approximately $11.2 million) for the acquired assets consisted of $6.2 million in cash, 639,077 shares of our restricted common stock, valued at $4.7 million and $0.3 million of assumed liabilities. The total purchase price (including $1.2 million of transaction related costs) resulted in a purchase price of $12.4 million, which was allocated primarily to certain intangible assets based on a third party valuation study. The allocation of the purchase price is summarized below:


          Purchase Price:
               Cash                                    $  6,200
               Stock                                      4,739
               Assumed Liabilities:
                  Note payable plus interest                232
                  Accrued other liabilities                  72
                                                       --------
               Total consideration                       11,243
          Estimated transaction costs                     1,191
                                                       --------
          Total purchase price                         $ 12,434
                                                       ========

          Allocation of Purchase Price:
               Accounts receivable                     $     16
               Intangible Assets:
                  Realtor network                         6,644
                  Software and technology                 5,215
                  Affinity program partner contracts        559
                                                       --------
                                                       $ 12,434
                                                       ========


         At closing, 169,851 shares of the common stock were placed in escrow in the event of any post-closing indemnification claims. On July 20, 2001 LendingTree and HomeSpace entered into a mutual release and settlement agreement and as a result all claims were settled and all of the shares in escrow were released. Final adjustments to the purchase price were not significant.

         The following unaudited pro forma consolidated financial information reflects our results of operations for the years ended December 31, 2000 and 1999 as if the acquisition of the HomeSpace assets had occurred on January 1, 2000 and 1999, respectively, and after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what our operating results would have been had the acquisition actually taken place on January 1, 2000 or 1999, and may not be indicative of future operating results.


Pro forma (unaudited)                                  2000          1999
                                                     --------      --------

Revenue                                              $ 33,087      $ 11,470
Net loss attributable to common shareholders         $ 94,252      $ 65,340
Net loss per common share - basic and diluted        $  (5.14)     $ (11.99)
Weighted average shares outstanding -
  basic and diluted (in thousands)                     18,336         5,450