Form 10-Q
period 2002-03-31
LENDINGTREE INC
filed 2002-05-14
CIK 1096479

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         (Mark one)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2002
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to ____________.

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

         As of April 30, 2002 there were 20,672,484 shares of Common Stock, $0.01 par value, outstanding, excluding 664,321 shares of treasury stock.

================================================================================

                               LENDINGTREE, INC.
                               TABLE OF CONTENTS

                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
PART I FINANCIAL INFORMATION:

Item 1.  Consolidated Financial Statements

          Consolidated Statements of Operations
              - Three months ended March 31, 2002 and March 31,
              2001 (unaudited)
          Consolidated Balance Sheets -
              March 31, 2002 and December 31, 2001(unaudited)
          Consolidated Statements of Cash Flows -
              Three months ended March 31, 2002 and March 31,
              2001 (unaudited)
          Consolidated Statement of Changes in Shareholders' Equity (Deficit)-
              March 31, 2002 (unaudited)
          Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk


PART II OTHER INFORMATION:

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signature

PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF LENDINGTREE, INC. OR THIRD PARTIES.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                               LENDINGTREE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                             MARCH 31,          DECEMBER 31,
                                                                                               2002                 2001
                                                                                             ---------          ------------
                                                                                                     ($ in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                                  $   4,325           $   3,400
  Restricted short-term investments                                                              6,237               2,764
                                                                                             ---------           ---------
    Total cash and cash equivalents and restricted short-term investments                       10,562               6,164
  Accounts receivable, net of allowance for doubtful accounts                                   12,057              11,438
  Prepaid expenses and other current assets                                                      1,878               1,174
                                                                                             ---------           ---------
     Total current assets                                                                       24,497              18,776
Equipment, furniture and leasehold improvements, net                                             1,966               2,016
Software, net                                                                                    2,202               2,854
Intangible assets, net                                                                           3,084               3,667
Other assets                                                                                       543                 618
                                                                                             ---------           ---------
     Total assets                                                                            $  32,292           $  27,931
                                                                                             =========           =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                                           $   3,982           $   4,508
  Deferred revenue                                                                               1,297               2,013
  Accrued incentive and other compensation                                                       5,409               5,627
  Accrued professional services and other fees                                                     431                 444
  Accrued consumer promotional costs                                                             1,269               1,619
  Accrued other expenses                                                                         2,559               1,864
  Short term borrowings                                                                          4,742                  --
  Current portion capital lease obligations                                                        624                 743
                                                                                             ---------           ---------
      Total current liabilities                                                                 20,313              16,818
Deposits by subtenants                                                                             126                 145
Capital lease obligations                                                                          180                 291
Commitments and contingencies (Note 7)
Mandatorily redeemable securities
  Series A convertible preferred stock, $.01 par value, 8% cumulative,
   6,885,715 shares authorized, 6,835,122 and 6,885,715 shares
   issued and outstanding at March 31, 2002 and December 31, 2001, respectively                 24,398              23,878
Shareholders' deficit:
Common stock, $.01 par value, 100,000,000 shares authorized,
  20,323,208 and 19,907,034 shares issued at March 31, 2002
   and December 31, 2001, respectively                                                             203                 199
Treasury stock (664,321 shares at March 31, 2002 and
  661,996 shares at December 31, 2001, at cost)                                                 (4,206)             (4,170)
Additional paid-in-capital                                                                     122,656             121,675
Accumulated deficit                                                                           (127,776)           (127,064)
Deferred compensation                                                                           (1,261)             (1,477)
Notes receivable from officers                                                                  (2,341)             (2,364)
                                                                                             ---------           ---------
     Total shareholders' deficit                                                               (12,725)            (13,201)
                                                                                             ---------           ---------
     Total liabilities and shareholders' deficit                                             $  32,292           $  27,931
                                                                                             =========           =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                               LENDINGTREE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                                               2002               2001
                                                                             --------           --------
                                                                        (in thousands, except per share data)
Revenue:
         Exchange                                                            $ 19,628           $ 11,244
         Lend-X technology                                                      1,640              1,012
                                                                             --------           --------
              Total revenue                                                    21,268             12,256
                                                                             --------           --------
Cost of revenue:
         Exchange                                                               2,914              3,036
         Lend-X technology                                                        320                450
                                                                             --------           --------
              Total cost of revenue                                             3,234              3,486
Gross profit:
         Exchange                                                              16,714              8,208
         Lend-X technology                                                      1,320                562
                                                                             --------           --------
              Total gross profit                                               18,034              8,770
Operating expenses:
         Product development                                                      743              1,085
         Marketing and advertising                                             10,668              8,874
         Sales, general and administrative                                      7,342              9,093
                                                                             --------           --------
              Total operating expenses                                         18,753             19,052
                                                                             --------           --------
Loss from operations                                                             (719)           (10,282)
Interest and other non-operating income                                           122                157
Interest expense, financing and other charges                                    (115)               (42)
                                                                             --------           --------
Net loss                                                                         (712)           (10,167)
                                                                             --------           --------
Accretion of mandatorily redeemable convertible preferred stock                  (169)               (18)
Dividends on mandatorily redeemable convertible preferred stock                (1,960)               (55)
                                                                             --------           --------
Net loss attributable to common shareholders                                 $ (2,841)          $(10,240)
                                                                             ========           ========

Net loss per common share - basic and diluted                                $  (0.15)          $  (0.52)
                                                                             ========           ========
Weighted average shares used in basic and diluted net
  loss per common share calculation                                            19,372             19,838
                                                                             ========           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                             2002               2001
                                                                                           --------           --------
                                                                                                ($ in thousands)
Cash flows used in operating activities:
  Net loss                                                                                 $   (712)          $(10,167)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on disposal of fixed assets                                                             --                  3
    Depreciation and amortization                                                             1,915              1,932
    Provision for doubtful accounts                                                              30                (14)
    Amortization of deferred compensation                                                       210                276
    Amortization of deferred financing costs                                                     27                 --
    Compensation charge related to officer note                                                  --                852
    Changes in assets and liabilities, net of effects from acquisitions:
      Accounts receivable                                                                      (649)                 6
      Prepaid expenses and other current assets                                                (303)               278
      Other assets                                                                               57               (643)
      Accounts payable                                                                         (526)                (6)
      Accrued expenses                                                                          437                (44)
      Deferred revenue                                                                         (716)               260
      Deposits                                                                                  (18)                (3)
                                                                                           --------           --------
        Net cash used in operating activities                                                  (248)            (7,270)
                                                                                           --------           --------

Cash flows (used in) provided by investing activities:
  Purchases of short-term investments                                                            --            (11,468)
  Sales of short-term investments                                                                --             14,991
  Purchases of restricted short-term investments                                            (10,432)            (3,508)
  Sales of restricted short-term investments                                                  6,959              4,933
  Investments in software                                                                      (427)               (41)
  Purchases of equipment, furniture, and leasehold improvements                                (204)              (103)
                                                                                           --------           --------
      Net cash (used in) provided by investing activities                                    (4,104)             4,804
                                                                                           --------           --------

Cash flows provided by financing activities:
  Proceeds from sales of common stock and warrants
     and exercise of stock options                                                              742                 --
  Payment of capital lease obligations                                                         (230)              (163)
  Net short-term borrowings                                                                   4,742                 --
  Proceeds from issuance of preferred stock                                                      --             11,342
  Proceeds from repayment of officer note                                                        23                 --
                                                                                           --------           --------
      Net cash provided by financing activities                                               5,277             11,179
                                                                                           --------           --------
Net increase in cash and cash equivalents                                                       925              8,713
Cash and cash equivalents, beginning of period                                                3,400              2,666
                                                                                           --------           --------
Cash and cash equivalents, end of period                                                   $  4,325           $ 11,379
                                                                                           ========           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                               LENDINGTREE, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                 MARCH 31, 2002
                                ($ IN THOUSANDS)
                                  (UNAUDITED)

                                                                                         COMMON STOCK
                                                                                    -----------------------
                                                                                    NUMBER OF                    TREASURY
                                                                                      SHARES         AMOUNT        STOCK
                                                                                    ----------       ------      --------
Balance at December 31, 2001                                                        19,907,034        $199        $(4,170)
Amortization of deferred compensation
Accrued dividends on Series A convertible preferred stock
Accretion of Series A convertible preferred stock
Repayment of an officer note received for option exercise
Cashless exercise of common stock warrants                                               2,236
Conversion of preferred stock to common stock                                           54,835           1
Deferred compensation adjustment for forfeited and amended options
Reissuance of treasury shares for employee stock purchase plan participants                                             6
Stock issued in lieu of cash compensation                                               40,848
Issuance of stock options to employee below fair market value
Exercise of common stock options                                                       318,255           3
Stock option exercise with exchange of shares                                                                         (42)
Other comprehensive loss:
  Net loss
Total other comprehensive loss
                                                                                    ----------        ----        -------
Balance at March 31, 2002                                                           20,323,208        $203        $(4,206)
                                                                                    ==========        ====        =======

                                                                               ADDITIONAL
                                                                                PAID-IN        ACCUMULATED        DEFERRED
                                                                                CAPITAL          DEFICIT        COMPENSATION
                                                                               ----------      -----------      ------------
Balance at December 31, 2001                                                    $121,675        $(127,064)        $(1,477)
Amortization of deferred compensation                                                                                 210
Accrued dividends on Series A convertible preferred stock                           (513)
Accretion of Series A convertible preferred stock                                   (169)
Repayment of an officer note received for option exercise
Cashless exercise of common stock warrants
Conversion of preferred stock to common stock                                        162
Deferred compensation adjustment for forfeited and amended options                   (39)                              39
Reissuance of treasury shares for employee stock purchase plan participants           (6)
Stock issued in lieu of cash compensation                                            322
Issuance of stock options to employee below fair market value                         33                              (33)
Exercise of common stock options                                                   1,149
Stock option exercise with exchange of shares                                         42
Other comprehensive loss:
  Net loss                                                                                           (712)
Total other comprehensive loss
                                                                                --------        ---------         -------
Balance at March 31, 2002                                                       $122,656        $(127,776)        $(1,261)
                                                                                ========        =========         =======

                                                                                                     TOTAL
                                                                               NOTES RECEIVABLE  SHAREHOLDERS'
                                                                                FROM OFFICERS       DEFICIT
                                                                               ----------------  -------------
Balance at December 31, 2001                                                       $(2,364)        $(13,201)
Amortization of deferred compensation                                                                   210
Accrued dividends on Series A convertible preferred stock                                              (513)
Accretion of Series A convertible preferred stock                                                      (169)
Repayment of an officer note received for option exercise                               23               23
Cashless exercise of common stock warrants
Conversion of preferred stock to common stock                                                           163
Deferred compensation adjustment for forfeited and amended options
Reissuance of treasury shares for employee stock purchase plan participants
Stock issued in lieu of cash compensation                                                               322
Issuance of stock options to employee below fair market value
Exercise of common stock options                                                                      1,152
Stock option exercise with exchange of shares
Other comprehensive loss:
  Net loss                                                                                             (712)
Total other comprehensive loss
                                                                                   -------         --------
Balance at March 31, 2002                                                          $(2,341)        $(12,725)
                                                                                   =======         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                               LENDINGTREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - THE COMPANY

LendingTree, Inc. was incorporated in the state of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998.

We are an online exchange connecting consumers with lenders, real estate agents or other service providers. We attract consumers to our Website at www.lendingtree.com through various forms of offline and online advertising and arrangements with other online businesses. Our exchange is designed to empower consumers, lenders and real estate agents with convenience, choice and value. Our technology platform, Lend-X(SM), is the technology that powers our Internet based exchange.

Once on our Lending Exchange, consumers begin the process by completing a simple online credit request, or a qualification form. After the consumer completes the qualification form, our Lend-X technology automatically retrieves the credit score for the particular consumer. The consumers' data and credit score are then automatically compared to the underwriting criteria of the more than 150 banks, lenders and loan brokers ("Lenders") participating on our Lending Exchange. Qualified consumers can receive multiple loan offers on-line in response to a single credit request and then compare, review and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a lower cost of acquisition than traditional marketing channels. Our Lending Exchange encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards, and personal loans.

Through our Realty Services Exchange we enable consumers to complete one simple form describing their realty needs and then choose a real estate professional in their local area. Our Realty Services Exchange is made up of approximately 7,000 real estate professionals who represent 650 real estate companies nationwide. We also provide access, through our Website, to other services related to owning, maintaining and buying and selling a home.

We earn revenue from the Lenders participating in our network that pay us fees for qualification forms that meet their underwriting criteria and are transmitted to them (transmit fees). Since a qualification form can be transmitted to more than one lender, we may generate multiple transmit fees for the same form. We also earn revenue for loans that the Lenders on our network close with consumers that we transmitted to them (closed-loan fees). Additionally, in most states, real estate brokers participating in our network pay us a fee when consumers' requests that we transmit to them result in a purchase or sale of a home. We refer to the aggregate of these fees as our Exchange revenue.

We also license and host our Lend-X technology platform for use by other businesses. This enables these businesses to create their own customized co-branded or private-labeled lending exchanges. These exchanges, powered by Lend-X, may be single lender or multi-lender marketplaces or may provide access to the LendingTree exchange with more than 150 participating Lenders. Through these Lend-X relationships, we can earn revenue both from technology fees related to customizing, licensing and hosting the third party exchange, as well as from transactional fees resulting from the volume processed through such exchanges.

NOTE 2 - BASIS OF PRESENTATION:

         Interim Financial Information

Our consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of our financial position as of March 31, 2002 and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, certain information and footnotes that are required by generally accepted accounting principles are not included herein. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 as reported by us in our Annual Report on Form 10-K, which is filed with the Securities and Exchange Commission.

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis we evaluate our estimates and refine our judgments as actual results and experiences develop. Significant estimates and judgments are involved in the process of determining our Lend-X technology revenue recognition, percentage complete under long-term contracts, the value and lives of acquired intangible assets, accrual for incentive compensation, liabilities for consumer promotional costs and the valuation of our common stock options and warrants. Actual results could differ from those estimates.

         Reclassifications

Certain comparative period amounts have been reclassified to conform to current period presentation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Liquidity and Capital Resources

As of March 31, 2002, we had approximately $4.4 million in cash and cash equivalents and $6.2 million in restricted short-term investments. We believe that these existing sources, the availability of existing revolving credit facilities, the funds received from our April 2002 private placement (See Note 9, Subsequent Events), as well as cash generated from operations will be sufficient to fund our operating and capital needs through 2002.

Although we have historically experienced significant revenue growth and we plan to achieve positive net income and cash flows in 2002, the operating results for future periods are subject to numerous uncertainties. There can be no assurance that revenue growth will continue or that we will be able to achieve or sustain profitability. Hence, our liquidity could be significantly affected. However, if revenue does not grow as anticipated and if we are unable to successfully raise sufficient additional funds through another manner, management would reduce discretionary operating expenditures, including advertising and marketing and certain administrative and overhead costs. Failure to generate sufficient revenue or to reduce costs as necessary could have a material adverse effect on our ability to continue as a going concern and to achieve our business objectives.

         Restricted Investments

As of March 31, 2002, the $6.2 million of restricted short-term investments included $6.0 million that was held in an escrow account that has been established by us and our advertising agency to maintain funds set aside for approved expenditures and services of the advertising agency. Disbursements from the escrow account can only be made with the approval of both parties. The fund is used only for advertising costs we have previously approved and at March 31, 2002 will cover approximately 2 months of our offline advertising expenditures. Disbursements from the escrow account are made no sooner than one month following the invoice date for the expenditures. We receive all income earned on funds held in this investment account.

         Advertising Expenses

Advertising expenses consist of certain direct expenses, including television, radio, outdoor advertising campaign costs and affiliate and partner marketing fees, as well as certain indirect expenses, such as agency fees and production. We expense advertising costs as incurred. For the quarter ended March 31, 2002 and 2001, advertising expenses were $10.2 million and $8.4 million, respectively.

         Segment Reporting

Based on the nature of our products and services, the types of customers and the regulatory environment, we have organized our business into three operating segments: our Lending Exchange, our Realty Services Exchange, and Lend-X Technology operations.

We regularly review the revenue, cost of revenue and gross margins for these segments. No other operating expenses, measure of profitability or assets or liabilities are consistently segregated or allocated into these segments for regular review by management or in determining allocations of resources. There are no inter-segment revenues.

The following tables present the revenue and gross profits for each of our three segments for the quarter ended March 31, 2002 and 2001, as well as a reconciliation to consolidated net loss.

                      For the Quarter Ended March 31, 2002

                                     Exchanges
                             ------------------------
                             Lending          Realty            Total           Lend-X
                             Exchange        Services         Exchanges       Technology     Consolidated
                             --------        --------         ---------       ----------     ------------
Revenue                      $18,319          $1,309          $19,628          $1,640          $21,268
Cost of revenue                2,045             869            2,914             320            3,234
                             -------          ------          -------          ------          -------
Gross profit                 $16,274          $  440          $16,714          $1,320           18,034
                             -------          ------          -------          ------          -------
Reconciling items:
    Operating expenses                                                                          18,753
                                                                                               -------
     Loss from operations                                                                         (719)
                                                                                               -------
     Interest income                                                                               122
     Interest expense                                                                             (115)
                                                                                               -------
Consolidated net loss                                                                          $  (712)
                                                                                               =======

                      For the Quarter Ended March 31, 2001

                                    Exchanges
                             -----------------------
                             Lending         Realty           Total           Lend-X
                             Exchange       Services        Exchanges       Technology      Consolidated
                             --------       --------        ---------       ----------      ------------
Revenue                      $10,496          $748          $11,244          $1,012          $ 12,256
Cost of Revenue                2,505           531            3,036             450             3,486
                             -------          ----          -------          ------          --------
Gross Profit                   7,991           217            8,208             562             8,770
                             -------          ----          -------          ------          --------
Reconciling items:
    Operating expenses                                                                         19,052
                                                                                             --------
     Loss from operations                                                                     (10,282)
                                                                                             --------
     Interest income                                                                              157
     Interest expense                                                                             (42)
                                                                                             --------
Consolidated net loss                                                                        $(10,167)
                                                                                             ========

         Supplemental Cash Flow Information

In both the quarters ended March 31, 2002 and 2001 we paid interest of approximately $0.1 million and paid no income taxes during those periods.

A supplemental schedule of non-cash financing and investing activities follows (in thousands):

                                                                Quarter Ended
                                                                  March 31,
                                                            --------------------
                                                             2002           2001
                                                            ------          ----
Notes receivable issued to officers to acquire
   stock in the company                                     $   --          $700

Accretion of mandatorily
 redeemable preferred stock                                 $  169          $ 18

Dividends on convertible preferred
   stock                                                    $1,960          $ 55

Issuance of warrants in conjunction with
  credit facility agreements                                $   --          $148

Conversion of preferred stock to common stock               $  163          $ --

Receivable from stock option exercises                      $  410          $ --


         Intangible Assets

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 141 also establishes the criteria for recognition of intangible assets separately from goodwill. The implementation of SFAS No. 141 did not have a material impact on our results of operations, financial condition or cash flows.

On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This new standard, effective January 1, 2002, changed the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach and required that amortization of goodwill and indefinite-lived intangible assets cease. We have no goodwill or indefinite-lived intangible assets.

Our intangible assets consisted of the following at March 31, 2002 and December 31, 2001:

                                                                             As of March 31, 2002          As of December 31, 2001
                                                                          --------------------------      -------------------------
                                                                                  (in 000's)                      (in 000's)
                                                                           Gross                           Gross
                                                    Amortization          Carrying       Accumulated      Carrying     Accumulated
                                                       Period              Amount       Amortization       Amount      Amortization
                                                   --------------         --------      ------------      --------     ------------
Amortized Intangible Assets
   Realtor Network                                    3 years              $6,472          $3,615          $6,472         $3,080
   Affinity program partner contracts              2 - 3.75 years             544             317             544            269
                                                                           ------          ------          ------         ------
             Total                                                         $7,016          $3,932          $7,016         $3,349
                                                                           ======          ======          ======         ======

Amortization expense of our intangible assets was $0.6 million in both of the quarters ended March 31, 2002 and March 31, 2001. Estimated amortization expense for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 is $2.3 million, $1.3 million, less than $0.1 million, $0 and $0, respectively.

NOTE 4 - REVOLVING LINE OF CREDIT

On July 13, 2001, we entered into a loan and security agreement and revolving credit note with GE Capital Commercial Services, Inc. ("GE"). Under these arrangements, GE has provided a two-year senior revolving credit facility providing for a maximum availability of up to $15.0 million. Under this facility we have pledged our trade accounts receivable and borrowings are limited to 90% of our eligible accounts receivable and bear interest at the prime rate. As of March 31, 2002, we had eligible receivables of approximately $5.9 million. We also pay GE a fee equal to 0.115% of the eligible accounts receivable arising during the term of the facility.

As of March 31, 2002, we had borrowings of approximately $4.7 million outstanding under the GE credit facility. Our borrowings have been used to fund advance purchases of media advertising (cable television, network television and spot radio) and for general working capital needs. The funds for the advance purchases were put into the escrow account we set up with our advertising agency and are included on our balance sheet as restricted short-term investments.

Our agreement with GE contains certain financial and other covenants. We were in compliance with all covenants contained in this agreement as of March 31, 2002.

NOTE 5 - MANDATORILY REDEEMABLE SERIES A 8% CONVERTIBLE PREFERRED STOCK

In March 2001, we issued 3,700,001 shares of mandatorily redeemable Series A 8% Convertible Preferred Stock ("Series A Preferred Stock") to a group of investors for $12.95 million or $3.50 per share. We issued an additional 128,571 shares of Series A Preferred Stock on April 30, 2001 at $3.50 per share plus accumulated dividends. After deducting fees and expenses related to both transactions, this resulted in net proceeds to us totaling approximately $12.2 million. In addition, we issued and sold 200,000 shares of Series A Preferred Stock to our Chief Executive Officer, funded by a promissory note to us, for $0.7 million.

In conjunction with the March 2001 closing of the Series A Preferred Stock transaction, an Equity Rights Certificate issued to an affiliate of Capital Z on September 29, 2000, for $10 million, was converted into 2,857,143 shares of Series A Preferred Stock at an effective rate of $3.50 per share.

The holders of the Series A Preferred Stock are entitled to receive dividends on the Series A Preferred Stock equal to eight percent (8%) of the stated value per share payable at our option (i) in cash on each quarterly dividend payment date or (ii) by an upward adjustment to the stated value per share on a quarterly dividend payment date. The initial stated value per share was $3.50. Through March 31, 2002 we have elected to pay the Series A Preferred Stock dividends by increasing the stated value per share such that as of March 31, 2002 the stated value per share was $3.80.

As a result of these dividends, for the quarter ended March 31, 2002, we have increased the carrying value of the Series A Preferred Stock on our balance sheet by approximately $0.6 million. We have also recognized, as an increase to our net loss attributable to common shareholders, an additional $1.4 million of dividend charges resulting from the excess of the fair value of the common stock that the 8% dividends on the Series A Preferred Stock will convert into over the $3.50 conversion price. In total we recorded $2.0 million of dividend charges for the quarter ended March 31, 2002. If we were to continue to settle the dividend obligations by increasing the stated value of the preferred stock and if the market price of our common stock remains above $3.50 per share, we will continue to incur these additional fair value dividend charges.

We are required to redeem all Series A Preferred Stock shares remaining outstanding on March 20, 2006 at a price of 105% of the then current value per share (defined as the stated value per share, plus cumulative adjustments for dividends). We are accreting the value of the preferred stock up to the redemption value of the shares using the effective interest method. This is increasing the value of the Series A Preferred Stock and the charge is included in the computation of net loss attributable to common shareholders. For the quarter ended March 31, 2002, we recorded approximately $0.2 million of accretion charges.

In March 2002, one of the holders of our Series A Preferred Stock converted 50,593 preferred shares and accrued dividends into 54,835 shares of our common stock. The number of shares of common stock issued upon conversion was determined by dividing the current value per share by the conversion price. The current value per share on the conversion date was $3.79 and was calculated as the sum of the then applicable stated value per share plus all accrued but unpaid dividends at the conversion date. The conversion price was the initial purchase price of $3.50. As of March 31, 2002, there were 6,835,122 shares of Series A Preferred Stock outstanding.

NOTE 6 - DEFERRED COMPENSATION

As of March 31, 2002, we have approximately $1.3 million of deferred compensation recorded on our balance sheet primarily related to options granted below fair market value in late 1999 and early 2000. In the quarter ended March 31, 2002, we have adjusted the balance of deferred compensation to reflect forfeited options. We are amortizing the deferred compensation to expense over the options' four-year vesting periods. For both quarters ended March 31, 2002 and 2001, we recorded compensation expense of $0.2 million related to these option grants.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

A covenant in one of our capital lease agreements requires that we maintain a cash balance of not less than $3.0 million throughout the term of the lease. If our cash balance falls below $3.0 million at the end of a period, we will be required to collateralize the balance of the lease with cash. As of March 31, 2002, we were in compliance with this covenant and the balance of this lease was approximately $0.5 million.

Important components of our intellectual property are subject to an amended software customization, license and services agreement between LendingTree and the Federal Home Loan Mortgage Corporation, or Freddie Mac. Pursuant to this agreement a version of our core software that was customized to operate according to certain standards established by Freddie Mac will be released to Freddie Mac from escrow if we fail to meet specified repayment obligations, financial covenants or reporting requirements. We were in compliance with all covenants contained in this agreement as of March 31, 2002.

On September 10, 2001, Block Financial Corporation, or Block, filed a complaint in the United States District Court for the Western District of Missouri [Block Financial Corporation v. LendingTree, Inc., Case Number 01-1007-CV-W-3], against us, alleging that our financial card (credit card) qualification form processing system infringes its U.S. Patent No. 6,014,645 entitled, "Real-Time Financial Card Application System." The complaint seeks both monetary damages in the form of a reasonable royalty and injunctive relief. On November 19, 2001, we filed an answer to the complaint denying infringement of the Block patent. We also filed a counterclaim against Block seeking a declaratory judgment of non-infringement and invalidity of the Block patent. The lawsuit is in an early stage, and discovery is just beginning to get underway.

A third party had opposed the federal registration of LendingTree's Lend-X mark. In March 2002 we reached an agreement with the third party on this matter and have agreed to pay less than $0.1 million in three installments in exchange for all rights to the Lend-X mark and certain related domain names previously owned by the third party. The third party has also withdrawn its objection to our trademark registration for the name "Lend-X". We have accrued for this settlement in our consolidated financial statements for the quarter ended March 31, 2002.

We are involved in litigation from time to time that is routine in nature and incidental to the conduct of our business. We believe that the outcome of any such litigation would not have a material adverse effect on our financial condition, cash flows or results of operations.

NOTE 8 - NET LOSS PER COMMON SHARE

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

The calculation of net loss per common share for quarters ended March 31, 2002 and 2001 does not include 3.0 million and 0.8 million, respectively, of weighted average potential common shares, as their impact would be antidilutive. In addition, the calculation of net loss per common share for quarters ended March 31, 2002 and 2001 does not include 7.4 million and 6.9 million, respectively, of shares that would be issued upon conversion of our Series A Preferred Stock, including accrued dividends, as their impact would be antidilutive.

NOTE 9 - SUBSEQUENT EVENTS

In April 2002 we entered into definitive purchase agreements for the sale of a total of 500,000 newly issued shares of restricted common stock to a group of three institutional and accredited investors in a private placement at $11.88 per share for gross proceeds of $5.9 million. Documents relating to the transaction were entered into on April 11, 2002 and the transaction closed on April 16, 2002. We have agreed to file a registration statement covering resales of the common stock by investors within 45 days of the closing. We intend to use the net proceeds from this private placement for general corporate purposes, including the cash payment of quarterly dividends to the holders of our Series A Preferred Stock.

In April 2002, we paid out approximately $2.5 million in incentive compensation amounts due employees. We will pay out the remaining $2.0 million of 2001 incentive compensation in July 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

LendingTree, Inc. was incorporated in the state of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998.

We are an online exchange connecting consumers with lenders, real estate agents or other service providers. We attract consumers to our Website at www.lendingtree.com through various forms of offline and online advertising and arrangements with other online businesses. Our exchange is designed to empower consumers, lenders and real estate agents with convenience, choice and value. Our technology platform, Lend-X(SM), is the technology that powers our Internet based exchange.

Once on our Lending Exchange, consumers begin the process by completing a simple online credit request, or a qualification form. After the consumer completes the qualification form, our Lend-X technology automatically retrieves the credit score for the particular consumer. The consumers' data and credit score are then automatically compared to the underwriting criteria of the more than 150 banks, lenders and loan brokers ("Lenders") participating on our Lending Exchange. Qualified consumers can receive multiple loan offers on-line in response to a single credit request and then compare, review and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a lower cost of acquisition than traditional marketing channels. Our Lending Exchange encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards, and personal loans.

Through our Realty Services Exchange we enable consumers to complete one simple form describing their realty needs and then choose a real estate professional in their local area. Our Realty Services Exchange is made up of approximately 7,000 real estate professionals who represent 650 real estate companies nationwide. We also provide access, through our Website, to other services related to owning, maintaining and buying and selling a home.

We earn revenue from the Lenders participating in our network that pay us fees for qualification forms that meet their underwriting criteria and are transmitted to them (transmit fees). Since a qualification form can be transmitted to more than one lender, we may generate multiple transmit fees for the same form. We also earn revenue for loans that the Lenders on our network close with consumers that we transmitted to them (closed-loan fees). Additionally, in most states, real estate brokers participating in our network pay us a fee when consumers' requests that we transmit to them result in a purchase or sale of a home. We refer to the aggregate of these fees as our Exchange revenue.

We also license and host our Lend-X technology platform for use by other businesses. This enables these businesses to create their own customized co-branded or private-labeled lending exchanges. These exchanges, powered by Lend-X, may be single lender or multi-lender marketplaces or may provide access to the LendingTree exchange with more than 150 participating Lenders. Through these Lend-X relationships, we can earn revenue both from technology fees related to customizing, licensing and hosting the third party exchange, as well as from transactional fees resulting from the volume processed through such exchanges.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 COMPARED TO
         QUARTER ENDED MARCH 31, 2001

As described above, our business is focused on two primary activities, operating our Exchanges and licensing and hosting our Lend-X Technology. Our Exchange business includes revenue and costs from two operating segments, our Lending Exchange and our Realty Services Exchange. Our Lend-X Technology business is a third operating segment. Management regularly reviews the revenue, cost of revenue and gross margins for these segments. No other operating expenses, measure of profitability or assets or liabilities are consistently segregated or allocated into these segments for regular review by management or in determining allocations of resources. There are no inter-segment revenues.

         OVERALL EXCHANGE BUSINESS

         Exchange Revenue

For the quarter ended March 31, 2002, revenue from our Exchanges was approximately $19.6 million, or 92% of our total revenue, compared with approximately $11.2 million, or 92% of total revenue, for the same period of 2001. Our Lending Exchange segment accounted for approximately 93% of our Exchange revenue in both quarters ended March 31, 2002 and 2001. Our Realty Services segment accounted for 7% of our Exchange revenue in both quarters ended March 31, 2002 and 2001. See details by segment below.

         Exchange Gross Profit

For the quarter ended March 31, 2002, the gross profit from our Exchanges was $16.7 million, or 85.2% of exchange revenue, compared to $8.2 million or 73.0% of exchange revenue for the quarter ended March 31, 2001, an increase of over 100%. Our Lending Exchange segment contributed to $8.3 million of the increase in gross profit from the quarter ended March 31, 2001. We attribute this increase in gross profit primarily to the scalability of our Lending Exchange business model. Our Realty Services segment added approximately $0.2 million of the increase.

         LENDING EXCHANGE SEGMENT

         Lending Exchange Revenue

Lending Exchange revenue increased approximately $7.8 million to $18.3 million in the quarter ended March 31, 2002 from $10.5 million in the quarter ended March 31, 2001. This increase in Lending Exchange revenue primarily reflects
(1) an increase in the number of mortgage and home equity closed loans, (2) an increase in our mortgage and home equity product pricing and (3) an increase in the number of multiple transmissions resulting from one discrete qualification form. A discrete qualification form can be transmitted to more than one lender generating multiple transmit fees for the same form.

Our business model has demonstrated revenue growth for the Lending Exchange both in periods of rising and falling interest rates. In periods when rates have declined, we have experienced an increase in the volume of consumers completing loan requests on our Website, particularly consumers looking to refinance existing debt. Conversely, in periods of rising interest rates, we have seen lenders on our network focus more aggressively on the qualification forms we send them as volume from their traditional channels decreases. This has increased our transmit rates and our average number of transmits per qualification form. Additionally, as interest rates increase, consumers have a greater incentive to receive multiple, competitive loan offers to ensure they are finding the loan best suited for them. Looking forward, we believe that improvements in these key operating metrics and the rate of growth in online lending will more than offset decreases caused by lower levels of consumer refinance activity.

The table below illustrates several key components of our Lending Exchange revenue for the quarters ended March 31, 2002 and 2001.

                                        Quarter Ended March 31, 2002                     Quarter Ended March 31, 2001
                                                                        (in thousands)

                                        Discrete      Multiple       Number                Discrete      Multiple       Number
                                      Transmission  Transmission   of Closed             Transmission  Transmission   of Closed
Lending Exchange             Revenue     Volume        Volume     Transactions  Revenue     Volume        Volume     Transactions
                             -------  ------------  ------------  ------------  -------  ------------  ------------  ------------
Mortgage                     $ 9,256      143            395          13        $ 4,776      158            332            6
Home Equity                    6,485       75            216          16          3,316       48            149            9
Auto, Personal, Credit Card    1,591      164            358          28          2,194      138            214           49
All Other Exchange Fees          987                                                210
                             -------      ---            ---          --        -------      ---            ---           --
   Total Lending Exchange    $18,319      382            968          57        $10,496      344            695           64
                             =======      ===            ===          ==        =======      ===            ===           ==

Mortgage revenue increased by $4.5 million, or 94%, to $9.3 million in the quarter ended March 31, 2002 from $4.8 million in the quarter ended March 31, 2001. For the quarters ended March 31, 2002 and 2001, mortgage revenue accounted for 51% and 46%, respectively, of our Lending Exchange revenue. Although discrete transmission volume for mortgages decreased by approximately 9% in 2002 (as is shown in the table above), our multiple transmission volume increased 19% allowing us to generate more transmit fees from fewer qualification forms. This reflects both the greater willingness of lenders to find low-cost business in a post-refinance boom period as well as the expanding size of our lender network. In addition, an increase in our transmit fee pricing from $8.00 to $9.00 in November 2001 resulted in a $0.4 million increase in transmit fee revenue this quarter.

The number of closed mortgage transactions increased over 100% to 13,000 closings in the quarter ended March 31, 2002 from 6,000 closings in the same period of 2001. Due to the typical lag between completion of a qualification form and closing of a loan, we attribute the increase in closings to more completed qualification forms and transmission volume in the fourth quarter of 2001 as compared to the fourth quarter of 2000. We believe that this increase was due to the lower interest rate environment in 2001, the effectiveness of our advertising and the expanded use of the Internet as a means to find a loan. This volume increase as well as a 9% increase in our mortgage close rates and our November 2001 pricing change for mortgage closings from a $400 flat fee to a tiered structure, resulted in a $0.6 million increase in mortgage closed-loan fees this quarter.

Home Equity revenue increased approximately $3.2 million, or 95%, to $6.5 million in the quarter ended March 31, 2002 from $3.3 million in the quarter ended March 31, 2001. For the quarters ended March 31, 2002 and 2001, home equity revenue accounted for 35% and 32%, respectively, of our Lending Exchange revenue. Home equity discrete transmission volume increased by approximately 56% and multiple transmission volume increased by approximately 45%. We attribute these increases, in part, to our new advertisements focusing on and targeting our home equity product. We also have seen an increase in home equity demand as the demand for mortgage refinancings has subsided. In addition, the number of closed home equity transactions increased by 78% to 16,000 closings in the quarter ended March 31, 2002 from 9,000 closings in the same period of 2001. The volume increase, as well as our November 2001 pricing change for home equity closings from $250 to $275, resulted in increased closed-loan fees this quarter.

Auto, Personal and Credit Card products accounted for approximately 9% of our Lending Exchange revenue in the quarter ended March 31, 2002 and approximately 21% in the quarter ended March 31, 2001. This was a decrease of approximately $0.6 million from period to period. This decrease can primarily be attributed to lower revenue generated from our credit card product. This decrease reflects recent high default rates in the sub prime credit card segment. The default rates caused our credit card providers to accept fewer qualification forms from higher risk customers and caused some of our credit card providers to disengage from our exchange.

All Other Lending Exchange Fees, as shown in the table above, increased by approximately $0.8 million to $1.0 million in the quarter ended March 31, 2002 compared to $0.2 million in the same period of 2001. The increase can primarily be attributed to fees that we earned from lending transactions involving arrangements with third-party membership programs, such as Delta's Skymiles, USAirways Dividend Miles, Continental Airlines One Pass Miles, Northwest Airlines World Perks and Costco Wholesale, which allow us to provide lending services to their members. We provide the loan transmits, completed by the third-party member, to selected Lenders and earn a fee from the Lender for each loan that closes. We have also generated more revenue as a result of new partnerships with other online businesses that offer various complementary products to our customers through their Websites.

In order to continue to generate increasing Lending Exchange revenue, we have implemented several significant initiatives aimed at improving the rate at which loans close through our exchange. An ongoing initiative has been to add to the number and variety of Lenders on our exchange, thus increasing capacity and our ability to handle different types of loan requests. At March 31, 2002 we had 163 participating Lenders on our exchange compared to 117 participating Lenders at March 31, 2001. Additionally, we have begun offering several new tools to enable our Lenders to process qualification forms and close loans more efficiently, including automation tools and benchmark studies. We have also utilized several closed-loan incentives, including gift certificates and other payments to reward borrowers for closing loans through our network of Lenders.

         Lending Exchange Cost of Revenue and Gross Profit

Lending Exchange costs of revenue decreased by $0.5 million, or 18%, to $2.0 million in the quarter ended March 31, 2002 from $2.5 million in the quarter ended March 31, 2001, while our Lending Exchange revenue grew approximately 75% over the same period. The decrease in cost of revenue primarily reflects a reduction in promotional payments and gift certificates to consumers who closed a loan through our exchange, as well as decreased credit-scoring fees and direct costs to third parties for referring consumers to our Website. This resulted in a gross profit for the Lending Exchange segment of $16.3 million, or 88.8%, for the three months ended March 31, 2002. This is an $8.3 million improvement from the same period in 2001, with gross profit of $8.0 million, or 76.1%.

         REALTY SERVICES SEGMENT

         Realty Services Revenue

Realty Services revenue increased to $1.3 million in the quarter ended March 31, 2002 from $0.7 million in the same period of 2001. This $0.6 million increase is due to a higher number of closed transactions in the quarter. Realty Services transmission volume increased approximately 25% to 20,000 in the quarter ended March 31, 2002 from 16,000 in the quarter ended March 31, 2001. Realty Services closed transactions was 610 in the quarter ended March 31, 2002 compared to 349 in the same period of 2001, a 75% increase. We have grown this business by increasing our marketing efforts and adding to the number of real estate professionals participating in our exchange.

         Realty Services Cost of Revenue and Gross Profit

Realty Services cost of revenue increased approximately $0.3 million, or 64%, from the quarter ended March 31, 2001 compared to the same period in 2002. This increase is primarily a result of an increase in the number of closed Realty Services transactions that lead to more incentives and promotional payments made directly to consumers for using our services. Realty Services gross profit and gross profit percentage improved in first quarter 2002 from the same period of 2001. Gross profits were $0.4 million, or 33.6%, and $0.2 million, or 29.0%, in the quarters ended March 31, 2002 and 2001, respectively. We have recently decreased the incentive amounts offered to realty consumers and we anticipate that costs will continue to decrease as a percentage of Realty Services revenue.

         LEND-X TECHNOLOGY SEGMENT

         Lend-X Technology Revenue

Lend-X Technology revenue totaled $1.6 million, or 8% of our revenue, for the quarter ended March 31, 2002 compared to $1.0 million, or 8% of revenue for the same period of 2001. The growth in Lend-X Technology revenue is the result of several new customizing, licensing and hosting contracts that have been entered into since the first quarter of 2001. These new arrangements typically contain certain up-front fees that are recognized as revenue over the expected term of the arrangement. For the quarter ended March 31, 2002, two customers accounted for 56% and 16%, respectively, of our total Lend-X Technology revenue. For the quarter ended March 31, 2001 these same two customers accounted for 32% and 20% of our total Lend-X Technology revenue. Additionally, some of our Lend-X arrangements provide for transactional exchange revenue derived from volume from these third party sites that have been enabled by our technology.

         Lend-X Technology Cost of Revenue and Gross Profit

For the quarter ended March 31, 2002, Lend-X Technology gross profit was $1.3 million, or 80.5% of Lend-X Technology revenue, compared to $0.6 million, or 55.5% of Lend-X Technology revenue, for the quarter ended March 31, 2001.

Costs of revenue associated with Lend-X Technology are principally employment costs related to customizing and/or implementing Lend-X for third parties, as well as ongoing server costs related to hosting Lend-X for these companies. These costs decreased approximately $0.1 million in the quarter ended March 31, 2001 compared to the quarter ended March 31, 2001 due to less labor-intensive consulting and implementation projects in the quarter ended March 31, 2002.

         Total Company Operating Expenses

Product development expense was approximately $0.7 million for the quarter ended March 31, 2002 compared to $1.1 million for the quarter ended March 31, 2001. Product development costs consist of expenses incurred related to the ongoing efforts to enhance and maintain the functionality of our exchange technology and include compensation costs, purchased software and consulting costs. Compensation costs accounted for 92% of product development expense for the quarter ended March 31, 2002 and 2001. The decrease in expense is primarily due to $0.3 million more capitalized technology department employment expenses in the quarter ended March 31, 2002 as compared to the same period in 2001. This increase in capitalization is due to our technology department incurring more time on development for our Website and Exchange and adding increased functionality versus system maintenance and customizing our software for customers in the first quarter of 2002 as compared to the same period in 2001.

Marketing and advertising expenses of $10.7 million were approximately 50% of our total revenue in the quarter ended March 31, 2002 compared to $8.9 million, or 72% of our total revenue, in the quarter ended March 31, 2001. Management monitors our variable marketing cost and contribution margin per transmitted qualification form as key measures of our advertising efficiency. The table below illustrates these key measures for the quarters ended March 31, 2002 and 2001.

                                                       Quarter Ended
                                                         March 31,
                                                  ----------------------
                                                   2002            2001
                                                  ------          ------
Exchange revenue per transmit                     $47.93          $30.80

Variable marketing cost per transmit               23.49           20.98

Cost of revenue per transmit                        5.21            6.83

                                                  ------          ------
Contribution margin per transmit                  $19.23          $ 2.99
                                                  ======          ======

As can be seen in the table above, our exchange revenue per transmit increased approximately 56% while our variable marketing costs per transmit increased only 12%. The substantial improvement in our contribution margin per transmit from first quarter 2001 compared to first quarter 2002 primarily reflects the scalability of our Exchange. During much of 2001 and in the first quarter of 2002, our focus has been on maintaining and building on the high-level of awareness for our brand. We have been able to improve on the cost-effectiveness of our advertising by selecting cable television as a primary medium and expanding our advertisements to include home equity and auto-specific messages.

Sales, general and administrative expenses for the quarter ended March 31, 2002 decreased to 35% of total revenue, or $7.3 million, from 74% of total revenue, or $9.1 million in the quarter ended March 31, 2001. The most significant reason for this $1.8 million decrease was lower overall compensation expense in the first quarter 2002 compared to the same period in 2001. The following describes the components of compensation expense that contributed to the decrease from quarter to quarter:

- Our 2001 incentive compensation was estimated and accrued throughout 2001 based on an incentive compensation plan that was designed such that a portion of each employee's bonus was based on our financial performance against pre-established targets and a portion was based on the employee's personal performance against goals established with their manager. The plan was designed to allow for proportionate increases in employee's bonuses when company performance exceeded targets.

         On March 20, 2002, after taking into consideration the beneficial impact that the favorable interest rate environment had on our 2001 financial results, the Board of Directors approved bonuses at a level that limited the maximum amount of the payouts. The approved bonus amounts were approximately $0.6 million below the December 31, 2001 accrued amount and resulted in a credit to our operating results for the first quarter 2002.

         For 2002, the incentive compensation plan caps bonus payouts. This limitation, coupled with more challenging financial targets for 2002, has resulted in a bonus accrual that was $0.7 million lower for the quarter ended March 31, 2002 compared to the same period in 2001.

- Another $0.8 million of the decrease in compensation expense was due to non-cash compensation expenses related to net charges taken in the quarter ended March 31, 2001 as a result of variable accounting treatment on the underlying securities of our Chief Executive Officer's promissory note. This promissory note was amended in August 2001 resulting in fixed accounting treatment for the underlying securities going forward and therefore no such charge was recorded in the quarter ended March 31, 2002.

- Partially offsetting these decreased costs were employee salary and benefits compensation costs that were approximately $0.3 million higher in the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. These increased costs were primarily the result of 16 more employees at March 31, 2002 compared to March 31, 2001. We had 237 employees at March 31, 2002 and 221 employees at March 31, 2001.

         Interest and Other Non-Operating Income

Interest and other non-operating income consists primarily of interest earned on cash and cash equivalents and restricted short-term investments. Interest income was approximately $0.1 million in the quarter ended March 31, 2002 and $0.2 million in the quarter ended March 31, 2001.

         Interest Expense, Financing and Other Charges

Interest expense, financing and other charges were approximately $0.1 million for the quarter ended March 31, 2002 and less than $0.1 million for the quarter ended March 31, 2001. This line item consists of bank service charges, interest on capital leases and borrowings and other expenses related to our credit facilities.

         Dividends and Accretion of Series A Convertible Preferred Stock

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

Through March 31, 2002 we had elected to pay the quarterly dividends by increasing the stated value per share of the Series A Preferred Stock. As a result of these dividends, for the quarter ended March 31, 2002, we have increased the carrying value of the Series A Preferred Stock on our balance sheet by approximately $0.6 million. We have also recognized, as an increase to our net loss attributable to common shareholders, an additional $1.4 million of dividend charges resulting from the excess of the fair value of the common stock that the 8% dividends on the Series A Preferred Stock will convert into over the $3.50 conversion price that will be paid upon such conversion. Thus, for the quarter ended March 31, 2002, we recorded a total of $2.0 million of dividend charges. For the quarter ended March 31, 2001, we recorded a total of $0.1 million of dividend charges.

We are required to redeem all Series A Preferred Stock shares remaining outstanding on March 20, 2006 at a price of 105% of the then current value per share. Accordingly, we are accreting the value of the Series A Preferred Stock up to the redemption value of the shares using the effective interest method. This is increasing the carrying value of the Series A Preferred Stock and the charge is included in the computation of net loss attributable to common shareholders. In the quarters ended March 31, 2002 and 2001, we recorded approximately $0.2 million and less than $0.1 million, respectively, of accretion charges.

         Other Information

For the quarters ended March 31, 2002 and March 31, 2001 our net losses were $0.7 million and $10.2 million, respectively. Our net losses included non-cash compensation charges of $0.2 million and $1.1 million, depreciation and amortization of $1.9 million and $1.9 million, and net non-operating income of less than $0.1 million and $0.1 million, respectively. Net income (losses) excluding such items, which we refer to as EBITDA, were $1.4 million and $(7.2) million for the quarters ended March 31, 2002 and 2001, respectively. Because of the significance of these non-cash and one-time charges included in net losses, we regularly review EBITDA as one measure or our operating performance. EBITDA as determined by LendingTree is not a substitute for operating performance measures under generally accepted accounting principles (GAAP) and may be different from the presentation of financial information by other companies. GAAP measures of operating performance are included in the accompanying consolidated financial statements and are discussed elsewhere in this Management's Discussion and Analysis section.

Net losses attributable to common shareholders, which includes accretion and dividend charges related to our Series A Preferred Stock, were $2.8 million and $10.2 million for the quarters ended March 31, 2002 and 2001.

         LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2002 we required $0.2 million of cash to fund operations; such amounts were expended primarily for advertising, expansion of the infrastructure and support personnel, and other working capital needs. Since inception, we have incurred significant losses and have an accumulated deficit of $127.8 million as of March 31, 2002. These uses of cash, losses and accumulated deficit have resulted from the significant costs incurred for growing our overall business and building our LendingTree brand. As of March 31, 2002, we had approximately $10.6 million in cash, cash equivalents and restricted short-term investments. As described below, subsequent to March 31, 2002, we sold $5.9 million of common stock in a private placement transaction.

Restricted cash at March 31, 2002 of $6.2 million primarily includes funds that are maintained in an escrow account. This escrow account was established by us and our advertising agency to maintain funds set aside by us for future expenditures and services of the advertising agency. Disbursements from the escrow account can only be made for advertising expenditures we have approved in advance. At March 31, 2002, the balance in this escrow account will cover approximately 2 months of our offline advertising expenditures. We anticipate that advertising costs will continue to represent a significant portion of operating expenses and that we will continue to be required to set aside funds in order to secure favorable advertising spots at reasonable costs.

We have the following additional sources of financing in place:

         - A revolving credit facility with GE Capital Commercial Services, Inc. ("GE") that provides a maximum availability of up to $15.0 million. Borrowings are limited to 90% of our eligible accounts receivable and bear interest at the prime rate. As of March 31, 2002 we had eligible receivables of approximately $5.9 million and we had a $4.7 million balance outstanding under this facility.

         - A $2.5 million revolving loan with the Federal Home Loan Mortgage Corporation ("Freddie Mac") that expires in March 2003. Any amounts outstanding under the Freddie Mac facility would bear interest at a rate of 10% payable in cash and an additional amount payable in warrants. As of March 31, 2002, we have not borrowed under this credit facility and accordingly, have not paid any interest or issued any warrants.

         - An equity line whereby we may, at our discretion sell shares of our common stock to an investor from time-to-time subject to maximum sale limitations in any one monthly period, for up to a total of $24 million during the term beginning March 6, 2001 and ending March 6, 2003. If we choose to drawdown the equity line, the minimum amount of any drawdown is $0.1 million and the maximum amount is the greater of (i) $1.0 million or (ii) 20% of the average of the daily volume weighted average price of our common stock for the twenty-two
                  (22) day trading period immediately prior to the date we request a drawdown multiplied by the total trading volume of the common stock for such period. Only one drawdown is allowed in each period of 22 trading days beginning on the date of the drawdown notice. Subject to certain adjustments, the number of shares to be issued on each settlement date will be a number of shares equal to the sum of the quotients (for each trading day within the settlement period) of (x) 1/22nd of the investment amount and (y) the purchase price on each trading day within the settlement period. As of March 31, 2002 we have not used this equity line. Further, based on our current cash position and projected financial results, the likelihood of any use of this equity line, in management's judgment, is remote.

         - Additionally, in April 2002, we sold a total of 500,000 newly issued shares of restricted common stock to a group of three institutional and accredited investors in a private placement for gross proceeds of $5.9 million. The purchase price per share was $11.88, and the transaction closed on April 16, 2002. We intend to use the net proceeds for general corporate purposes, including the cash payment of quarterly dividends to the holders of our Series A Preferred Stock.

We believe that the existing cash and cash equivalents, restricted short-term investments (including the proceeds received in our April 2002 private placement discussed above), the availability of the two revolving credit facilities noted above, as well as cash generated from operations will be sufficient to fund our ongoing operating and capital needs through 2002. We believe cash from operations will be generated from revenue growth resulting from the continued growth in online-lending, expansion of our network of Lenders and by more consumers utilizing our exchange. We expect to be able to drive more consumers to our exchange by leveraging our existing high brand awareness, utilizing our product-focused advertisements and by developing business relationships with significant web-portals and other financially oriented on-line businesses.

Although we have historically experienced significant revenue growth and expect to generate net income in the third quarter of 2002, the operating results for future periods are subject to numerous uncertainties. There can be no assurance that revenue growth will continue or that we will be able to achieve or sustain profitability. Our liquidity could be significantly affected if this does not happen. Further, if revenue does not grow as anticipated and if we are unable to successfully raise sufficient additional funds, management would reduce discretionary operating expenditures, including advertising and marketing and certain administrative and overhead costs. Failure to generate sufficient revenue or to reduce costs as necessary could have a material adverse effect on our ability to continue as a going concern and achieve our business objectives.

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

         FORWARD-LOOKING STATEMENTS AND CERTAIN RISKS

This quarterly report on Form 10-Q contains certain forward-looking statements and information based on our beliefs as well as assumptions made by, and information currently available to us. Many statements made in the 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not based on historical facts but are based on beliefs as well as assumptions made by us and information currently available to us. The words "expects", "anticipates", "estimates", "intends", "believes", "plans" and similar expressions are intended to identify forward-looking statements. These statements include, among others, those relating to our belief that we will have sufficient sources of liquidity to fund our operations through 2002; our plans to reduce discretionary expenditures if our revenues do not grow as anticipated or if we have a liquidity shortfall; our belief that our pending litigation will not have an outcome that will have a material adverse effect on our financial condition, cash flows or results of operations; our intention to use the proceeds from our private placement of common stock for general corporate purposes, including the cash payment of quarterly dividends to the holders of our Series A Preferred Stock; our belief that improvements in our key operating metrics and the growth in online lending will more than offset decreases in our business caused by lower levels of consumer refinance activity; our belief that our initiatives designed to improve the rate at which loans close through our exchange will be effective; and our belief that the costs associated with our Realty Services Exchange segment will continue to decrease as a percentage of Realty Services revenues. Our actual results could differ materially from the results discussed in any of our forward-looking statements. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

The forward-looking statements reflect our current views with respect to future events and are subject to a number of risks, including, among others, the following: risks related to our financial condition; risks related to our markets and strategy; risks related to the Internet and our technology infrastructure; risks related to legal and regulatory uncertainty; and risks related to our stock price and corporate control.

Risks related to our financial condition include the following: our limited operating history makes our business and prospects difficult to evaluate; we have a history of losses; the long-term viability of our business model is unproven and could fail; our operating results may be negatively impacted by fluctuations in interest rates; our quarterly operating results are not an indication of our future results; our quarterly operating results are not an indication of our future results; and the guidance we provide to analysts may prove to be incorrect; substantially all of our assets are pledged under existing revolving credit arrangements and capital lease obligations; and we may be required to collateralize the balance of one of our capital leases with cash.

Risks related to our markets and strategy include the following: our future success is dependent upon increased acceptance of the Internet by consumers and lenders as a medium for lending; Lenders in our network are not precluded from offering consumer credit products outside of our exchange; if our participating Lenders do not provide competitive levels of service to our consumers, our brand will be harmed and our ability to attract consumers to our Website will be limited; we may not be able to manage our expanding operations effectively; if we are unable to maintain our brand recognition, consumer and lender demand for our service may decrease; and our business could suffer if we lose the services of our Chief Executive Officer.

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

Risk related to legal and regulatory uncertainty include the following: our failure to comply with laws governing our service or material changes in the regulatory environment relating to the Internet could have a material adverse effect on our business; many states require us to obtain licenses to offer our products and we have not obtained those licenses in every state; because some state regulations impose filing obligations on some of our largest stockholders and customers, if any of these parties fail to comply with these filing obligations, we may be unable to obtain or maintain necessary licenses in these states for reasons beyond our control; regulation of the Internet is unsettled, and future regulations could inhibit the growth of the Internet, decrease the number of visitors to our Website or otherwise materially adversely affect our business; and we may be limited or restricted in the way we establish and maintain our online relationships by laws generally applicable to our business.

Risks related to our stock price and corporate control include the following: our Common Stock Purchase Agreement with Paul Revere and the issuance of shares to Paul Revere thereunder may cause significant dilution to our shareholders and may have an adverse impact on the market price of our common stock; sales of substantial amounts of our common stock in the public market, including shares issuable upon the conversion of shares of our Series A Preferred Stock, could reduce the value of our current shareholders' investments; holders of our Series A Preferred Stock have greater rights and preferences than our common shareholders; we will continue experiencing dividend charges related to our Series A Preferred Stock if the price of our common stock stays above $3.50 and we are unable to or do not pay dividends on our Series A Preferred Stock in cash; if our common stock price drops significantly, we may be delisted from the Nasdaq National Market, which could eliminate the trading market for our common stock; we may be unable to access all or part of our equity line facility; it may be difficult for a third party to acquire us, which could depress our stock price; and our executive officers and directors and entities affiliated with them, whose interests may differ from other shareholders, have the ability to exercise significant control over us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 13, 2001, LendingTree and GE Capital Commercial Services, Inc. entered into a loan and security agreement and revolving credit note. Under these arrangements, borrowings will bear interest at the prime rate determined on the last business day of the preceding calendar month. As of March 31, 2002 the interest rate in effect for us was 4.75% and we had $4.7 million of borrowings outstanding under this facility. With an assumed average borrowings outstanding of $5.0 million over a 12-month period, a 1.0% increase in the prime rate would result in additional interest expense of approximately $50,000 during that period.

We currently hold no derivative instruments and do not earn foreign-sourced income. All of our transactions occur in U.S. dollars and we do not have any investments in foreign countries. Accordingly, changes in currency exchange rates related to these types of transactions do not have a direct effect on our financial position or results of operations.

We are subject to market risk due to the terms of our Series A Preferred Stock. Dividends on our Series A Preferred Stock that are paid by increasing the stated value will be recorded based on the fair value of the underlying common stock into which the preferred shares are convertible. For the quarter ended March 31, 2002, we recorded $1.4 million of dividend charges related to the changes in the fair value of our common stock underlying the Series A Preferred Stock. If we were to continue to settle the dividend obligations by increasing the stated value of the preferred stock and if the market price of our common stock were to increase $2.00 per quarter for the next four quarters, we would incur additional fair-value dividend charges of approximately $9.1 million during that twelve-month period. If instead we elect to pay cash dividends, we would incur total dividend charges of approximately $2.1 million during that twelve-month period.

Additionally, our credit facility agreement with Freddie Mac requires that a portion of the quarterly interest payments be in the form of warrants to purchase our common stock at an exercise price of $.01 per share. The amount of warrants to be issued will be calculated by dividing the amount of interest to be paid in the form of warrants by $3.99. The amount of interest expense that we will record will be based upon the estimated fair value of the warrants on the date that they are issued. As of March 31, 2002, no amounts had been borrowed under this facility and no warrant-based interest charges had been incurred.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 10, 2001, Block Financial Corporation, or Block, filed a complaint in the United States District Court for the Western District of Missouri [Block Financial Corporation v. LendingTree, Inc., Case Number 01-1007-CV-W-3], against us, alleging that our financial card (credit card) qualification form processing system infringes its U.S. Patent No. 6,014,645 entitled, "Real-Time Financial Card Application System." The complaint seeks both monetary damages in the form of a reasonable royalty and injunctive relief. On November 19, 2001, we filed an answer to the complaint denying infringement of the Block patent. We also filed a counterclaim against Block seeking a declaratory judgment of non-infringement and invalidity of the Block patent. The lawsuit is in an early stage, and discovery is just beginning to get underway.

A third party had opposed the federal registration of LendingTree's Lend-X mark. In March 2002 we reached an agreement with the third party on this matter and have agreed to pay less than $0.1 million in three installments in exchange for all rights to the Lend-X mark and certain related domain names previously owned by the third party. The third party has also withdrawn its objection to our trademark registration for the name "Lend-X". We have accrued for this settlement in our consolidated financial statements for the quarter ended March 31, 2002.

We are involved in other litigation from time to time that is routine in nature and incidental to the conduct of its business. We believe that the outcome of any such litigation would not have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS:

NUMBER            DESCRIPTION
------            -----------
None.

(B) REPORTS ON FORM 8-K:

On March 28, 2002, we filed a report on Form 8-K to report pursuant to Item 5 thereof (Other Events) that institutional investors acquired 2.75 million shares of our common stock from two early investors who also signed agreements not to sell additional shares of our stock for a period of 120 days.

On April 17, 2002, we filed a report on Form 8-K to report that we had entered into definitive purchase agreements for the sale of 500,000 newly issued shares of restricted common stock, at a purchase price per share of $11.88, to a group of three institutional and accredited investors in a private placement for gross proceeds of $5.9 million. We intend to use the net proceeds from this private placement for general corporate purposes, including the cash payment of quarterly dividends to the holders of our Series A Preferred Stock.

On April 24, 2002, we filed a report on Form 8-K to report that we had issued a press release announcing our first quarter 2002 financial results and updating our current financial guidance for the remainder of 2002.

                                   SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       LENDINGTREE, INC.



Date: May 13, 2002                     By: /s/ Keith B. Hall
     -----------------                    --------------------------------------
                                          Keith B. Hall, Senior Vice President,
                                          Chief Financial Officer and Treasurer