Form 10-Q
period 2002-06-30
LENDINGTREE INC
filed 2002-08-14
CIK 1096479

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  (Mark one)
     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 2002
                                        OR
     [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ___________ to ________.

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

         As of July 31, 2002 there were 22,178,863 shares of Common Stock, $0.01 par value, outstanding. Additionally, there are 392,590 shares of treasury stock issued but not outstanding.


================================================================================

                               LENDINGTREE, INC.
                               TABLE OF CONTENTS

                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
PART I   FINANCIAL INFORMATION:

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - June 30, 2002 and December 31, 2001(unaudited)            3
         Consolidated Statements of Operations -
              Three and six months ended June 30, 2002 and June 30, 2001 (unaudited)             4
         Consolidated Statements of Cash Flows -
              Six months ended June 30, 2002 and June 30, 2001 (unaudited)                       5
         Consolidated Statement of Changes in Shareholders' Equity (Deficit)-
              June 30, 2002 (unaudited)                                                          6
         Notes to Consolidated Financial Statements                                              7

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                     18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                             37

PART II  OTHER INFORMATION:

Item 1.  Legal Proceedings                                                                      38

Item 2.  Changes in Securities and Use of Proceeds                                              38

Item 4   Submission of Matters to a Vote of Security Holders                                    38

Item 6.  Exhibits and Reports on Form 8-K                                                       39

Signature                                                                                       40


                          ----------------------------

PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF LENDINGTREE, INC. OR THIRD PARTIES.


                          ----------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                   LENDINGTREE, INC.
              CONSOLIDATED BALANCE SHEETS
                      (UNAUDITED)

                                                                                           JUNE 30,            DECEMBER 31,
                                                                                             2002                  2001
                                                                                          ----------           ------------
                                                                                                  ($ in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                               $    5,044            $    3,400
  Restricted cash                                                                              8,844                 2,764
                                                                                          ----------            ----------
    Total cash and cash equivalents and restricted cash                                       13,888                 6,164
  Accounts receivable, net of allowance for doubtful accounts (Note 4)                        14,045                11,438
  Prepaid expenses and other current assets                                                    1,024                 1,174
                                                                                          ----------            ----------
     Total current assets                                                                     28,957                18,776
Equipment, furniture and leasehold improvements, net                                           1,783                 2,016
Software, net                                                                                  1,425                 2,854
Intangible assets, net (Note 4)                                                                2,501                 3,667
Other assets                                                                                     502                   618
                                                                                          ----------            ----------
     Total assets                                                                         $   35,168            $   27,931
                                                                                          ==========            ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                                        $    5,500            $    4,508
  Deferred revenue                                                                             1,156                 2,013
  Accrued incentive and other compensation                                                     4,027                 5,627
  Accrued professional services and other fees                                                   339                   444
  Accrued consumer promotional costs                                                           1,186                 1,619
  Accrued other expenses                                                                       1,950                 1,864
  Dividends payable                                                                              513                    --
  Current portion capital lease obligations                                                      500                   743
                                                                                          ----------            ----------
      Total current liabilities                                                               15,171                16,818
Deposits by subtenants                                                                           148                   145
Capital lease obligations                                                                         70                   291
Commitments and contingencies (Note 9)
Mandatorily redeemable securities
  Series A convertible preferred stock, $.01 par value, 8% cumulative,
   6,885,715 shares authorized, 6,038,940 and 6,885,715 shares
   issued and outstanding at June 30, 2002 and December 31, 2001, respectively                21,520                23,878
Shareholders' deficit:
Common stock, $.01 par value, 100,000,000 shares authorized,
  22,480,629 and 19,907,034 shares issued at June 30, 2002
   and December 31, 2001, respectively                                                           225                   199
Treasury stock (398,681 shares at June 30, 2002 and
  661,996 shares at December 31, 2001, at cost)                                               (2,532)               (4,170)
Additional paid-in-capital                                                                   132,208               121,675
Accumulated deficit                                                                         (128,220)             (127,064)
Deferred compensation                                                                         (1,081)               (1,477)
Notes receivable from officers                                                                (2,341)               (2,364)
                                                                                          ----------            ----------
     Total shareholders' deficit                                                              (1,741)              (13,201)
                                                                                          ----------            ----------
     Total liabilities and shareholders' deficit                                          $   35,168            $   27,931
                                                                                          ==========            ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                               LENDINGTREE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                             FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                                     ENDED                       ENDED
                                                                                    JUNE 30,                    JUNE 30,
                                                                            -----------------------      ------------------------
                                                                              2002           2001           2002           2001
                                                                            --------       --------       --------       --------
                                                                            (in thousands, except          (in thousands, except
                                                                                per share data)               per share data)
Revenue:
         Exchange                                                           $ 23,139       $ 13,910       $ 42,767       $ 25,154
         Lend-X technology                                                     1,328          1,899          2,968          2,911
                                                                            --------       --------       --------       --------
              Total revenue                                                   24,467         15,809         45,735         28,065
                                                                            --------       --------       --------       --------
Cost of revenue:
         Exchange                                                              3,531          3,245          6,445          6,281
         Lend-X technology                                                       282            348            602            798
                                                                            --------       --------       --------       --------
              Total cost of revenue                                            3,813          3,593          7,047          7,079
Gross profit:
         Exchange                                                             19,608         10,665         36,322         18,873
         Lend-X technology                                                     1,046          1,551          2,366          2,113
                                                                            --------       --------       --------       --------
              Total gross profit                                              20,654         12,216         38,688         20,986
Operating expenses:
         Product development                                                     818          1,164          1,561          2,249
         Marketing and advertising                                            12,200         10,600         22,868         19,474
         Sales, general and administrative                                     8,279         11,472         15,621         20,565
                                                                            --------       --------       --------       --------
              Total operating expenses                                        21,297         23,236         40,050         42,288
                                                                            --------       --------       --------       --------
Loss from operations                                                            (643)       (11,020)        (1,362)       (21,302)
Loss on impaired investments                                                      --           (350)            --           (350)
Interest and other non-operating income                                          301            188            423            346
Interest expense, financing and other charges                                   (102)           (85)          (217)          (128)
                                                                            --------       --------       --------       --------
Net loss                                                                        (444)       (11,267)        (1,156)       (21,434)
                                                                            --------       --------       --------       --------
Accretion of mandatorily redeemable convertible preferred stock                 (175)          (188)          (344)          (206)
Dividends on mandatorily redeemable convertible preferred stock                 (517)          (906)        (2,477)          (961)
                                                                            --------       --------       --------       --------
Net loss attributable to common shareholders                                $ (1,136)      $(12,361)      $ (3,977)      $(22,601)
                                                                            ========       ========       ========       ========

Net loss per common share - basic and diluted                               $  (0.05)      $  (0.66)      $  (0.20)      $  (1.17)
                                                                            ========       ========       ========       ========
Weighted average shares used in basic and diluted net
  loss per common share calculation                                           20,805         18,765         20,092         19,299
                                                                            ========       ========       ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                               LENDINGTREE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                FOR THE SIX MONTHS
                                                                                                    ENDED JUNE 30,
                                                                                          --------------------------------
                                                                                            2002                  2001
                                                                                          ----------            ----------
                                                                                                   ($ in thousands)
Cash flows used in operating activities:
  Net loss                                                                                $   (1,156)           $  (21,434)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on disposal of fixed assets                                                              --                     3
    Depreciation and amortization                                                              3,804                 3,894
    Provision for doubtful accounts                                                              304                   (34)
    Loss on impairment of investment                                                              --                   350
    Compensation charge related to officer note                                                   --                 4,022
    Amortization of deferred equity based compensation                                           442                   562
    Amortization of deferred financing costs                                                      54                    60
    Non-cash equity based compensation                                                           187                    71
    Changes in assets and liabilities, net of effects from acquisitions:
      Accounts receivable                                                                     (2,777)                 (934)
      Prepaid expenses and other current assets                                                  132                   (26)
      Other assets                                                                                81                  (420)
      Accounts payable                                                                           992                 1,703
      Accrued expenses                                                                        (1,679)                2,003
      Deferred revenue                                                                          (857)                  145
      Deposits                                                                                     4                    13
                                                                                          ----------            ----------
        Net cash used in operating activities                                                   (469)              (10,022)
                                                                                          ----------            ----------

Cash flows (used in) provided by investing activities:
  Purchases of short-term investments                                                             --               (13,997)
  Sales of short-term investments                                                                 --                18,438
  Deposits to restricted cash                                                                (21,862)              (15,351)
  Use of restricted cash                                                                      15,782                11,725
  Investments in software                                                                       (822)                 (206)
  Purchases of equipment, furniture, and leasehold improvements                                 (289)                 (111)
                                                                                          ----------            ----------
      Net cash (used in) provided by investing activities                                     (7,191)                  498
                                                                                          ----------            ----------

Cash flows provided by financing activities:
  Proceeds from sales of common stock and warrants
     and exercise of stock options                                                             3,483                   187
  Sale of treasury stock for employee stock purchase plan                                        620                    --
  Payment of capital lease obligations                                                          (464)                 (341)
  Proceeds from private placement of common stock                                              5,642                    --
  Proceeds from issuance of preferred stock                                                       --                11,743
  Proceeds from repayment of officer note                                                         23                    68
                                                                                          ----------            ----------
      Net cash provided by financing activities                                                9,304                11,657
                                                                                          ----------            ----------
Net increase in cash and cash equivalents                                                      1,644                 2,133
Cash and cash equivalents, beginning of period                                                 3,400                 2,666
                                                                                          ----------            ----------
Cash and cash equivalents, end of period                                                  $    5,044            $    4,799
                                                                                          ==========            ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                               LENDINGTREE, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                 JUNE 30, 2002
                                ($ IN THOUSANDS)
                                  (UNAUDITED)

                                                                 COMMON STOCK
                                                           ----------------------                   ADDITIONAL
                                                            NUMBER OF                  TREASURY       PAID-IN       ACCUMULATED
                                                             SHARES        AMOUNT       STOCK         CAPITAL         DEFICIT
                                                            ----------     ------     ---------      ---------      -----------
Balance at December 31, 2001                                19,907,034     $  199     $  (4,170)     $ 121,675      $  (127,064)
Amortization of deferred compensation
Accrued dividends on Series A convertible
    preferred stock                                                                                     (1,030)
Accretion of Series A convertible preferred stock                                                         (345)
Repayment of an officer note received for
    option exercise
Exercise of common stock warrants                              282,372          3                           42
Proceeds from private sale of
    common stock                                               500,000          5                        5,637
Conversion of preferred stock to common stock                  919,894          9                        3,211
Deferred compensation adjustment for
      forfeited and amended options                                                                        (38)
Reissuance of treasury shares for employee
     stock purchase plan participants                                                     1,680         (1,060)
Stock issued in lieu of cash compensation                       44,860          1                          373
Non-cash equity based compensation                                                                         271
Exercise of common stock options                               826,469          8                        3,430
Acquired shares for stock option exercise                                                   (42)            42
Other comprehensive loss:
    Net loss                                                                                                             (1,156)
Total other comprehensive loss
                                                            ----------     ------     ---------      ---------      -----------
Balance at June 30, 2002                                    22,480,629     $  225     $  (2,532)     $ 132,208      $  (128,220)
                                                            ==========     ======     =========      =========      ===========

                                                                DEFERRED       NOTES RECEIVABLE      SHAREHOLDERS'
                                                              COMPENSATION      FROM OFFICERS           DEFICIT
                                                              -------------    ----------------      -------------
Balance at December 31, 2001                                    $  (1,477)         $  (2,364)          $(13,201)
Amortization of deferred compensation                                 442                                   442
Accrued dividends on Series A convertible
    preferred stock                                                                                      (1,030)
Accretion of Series A convertible preferred stock                                                          (345)
Repayment of an officer note received for
    option exercise                                                                       23                 23
Exercise of common stock warrants                                                                            45
Proceeds from private sale of
    common stock                                                                                          5,642
Conversion of preferred stock to common stock                                                             3,220
Deferred compensation adjustment for
      forfeited and amended options                                    38                                    --
Reissuance of treasury shares for employee
     stock purchase plan participants                                                                       620
Stock issued in lieu of cash compensation                                                                   374
Non-cash equity based compensation                                    (84)                                  187
Exercise of common stock options                                                                          3,438
Acquired shares for stock option exercise                                                                    --
Other comprehensive loss:
    Net loss
Total other comprehensive loss                                                                           (1,156)
                                                                ---------          ---------           --------
Balance at June 30, 2002                                        $  (1,081)         $  (2,341)          $ (1,741)
                                                                =========          =========           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                               LENDINGTREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - THE COMPANY

LendingTree, Inc. was incorporated in the State of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998. Our mailing address is 11115 Rushmore Drive, Charlotte, North Carolina 28277 and our telephone number is
(704) 541-5351.

We are an online exchange connecting consumers with Lenders, real estate agents or other service providers. We attract consumers to our Website at www.lendingtree.com through various forms of offline and online advertising and arrangements with other online businesses. Our exchange is designed to empower consumers, Lenders and real estate agents with convenience, choice and value. Our technology platform, Lend-XSM, is the technology that powers our Internet based exchange.

Once on our Lending Exchange, consumers begin the process by completing a simple online credit request, or a qualification form. After the consumer completes the qualification form, our Lend-X technology automatically retrieves the credit score for the particular consumer. The consumers' data and credit score are then automatically compared to the underwriting criteria of the more than 170 banks, lenders and loan brokers (which we refer to as "Lenders") participating on our Lending Exchange. Qualified consumers can receive multiple loan offers on-line in response to a single credit request and then compare, review and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a lower cost of acquisition than traditional marketing channels. Our Lending Exchange encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards, and personal loans.

Through our Realty Services Exchange we enable consumers to complete one simple form describing their realty needs and then choose a real estate professional in their desired area. Our Realty Services Exchange is made up of more than 6,500 real estate professionals who represent more than 650 real estate companies nationwide. We also provide access, through our Website, to other services related to owning, maintaining and buying and selling a home.

We earn revenue from the Lenders participating in our network that pay us fees as qualification forms meet their underwriting criteria and are transmitted to them (transmit fees). Since a qualification form can be transmitted to more than one lender, we may generate multiple transmit fees for the same form. We also earn revenue for services and facilities we provide in connection with loans that the Lenders on our network close with consumers that we transmitted to them (closed-loan fees). Additionally, in most states, real estate brokers participating in our network pay us a fee when consumers' requests that we transmit to them result in a purchase or sale of a home. We refer to the aggregate of these fees as our Exchange revenue.

We also license and host our Lend-X technology platform for use by other businesses. This enables these businesses to create their own customized co-branded or private-labeled lending exchanges. These exchanges, powered by Lend-X, may be single lender or multi-lender marketplaces or may provide access to the LendingTree exchange with more than 170 participating Lenders. Through these Lend-X relationships, we can earn revenue both from technology fees related to customizing, licensing and hosting the third party exchange, as well as from transactional fees resulting from the volume processed through such exchanges.

NOTE 2 - BASIS OF PRESENTATION:

         Interim Financial Information

Our consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of our financial position as of June 30, 2002 and results of operations and cash flows for the interim periods presented. The results of operations for the quarter and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes that are required by generally accepted accounting principles are not included herein. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 as reported by us in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 5, 2002.

         Use of Estimates and Judgments

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis we evaluate our estimates and refine our judgments as actual results and experiences develop. Significant estimates and judgments are involved in the process of determining our accrual for incentive compensation, liabilities for consumer promotional costs, revenue recognition for our Lend-X technology arrangements and our allowance for doubtful accounts. Actual results could differ from those estimates.

         Reclassifications

Certain comparative period amounts have been reclassified to conform to current period presentation.

NOTE 3 - FINANCIAL CONDITION

         Liquidity and Capital Resources

As of June 30, 2002, we had approximately $5.0 million in cash and cash equivalents and $8.8 million in restricted cash. (See Note 4) For cash flow purposes, we classify deposits to and uses of restricted cash as investing activities. Including the net changes in restricted cash with cash used in operating activities, our cash required for the six months ended June 30, 2002 was $6.5 million.

We believe that these existing sources and the availability of the credit facilities we have in place, as well as cash generated from operations will be sufficient to fund our operating and capital needs over the next year.

Although we have historically experienced significant revenue growth, the operating results for future periods are subject to numerous uncertainties. There can be no assurance that revenue growth will continue or that we will be able to achieve or sustain profitability. Hence, our liquidity could be significantly and adversely affected. However, if revenue does not grow as anticipated and if we are unable to successfully raise sufficient additional funds through another manner, management would reduce discretionary operating expenditures, including advertising and marketing and certain administrative and overhead costs. Failure to generate sufficient revenue or to reduce costs as necessary could have a material adverse effect on our ability to continue as a going concern and to achieve our business objectives.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Restricted Cash

As of June 30, 2002, restricted cash included $8.8 million that was held in an escrow account that has been established by us and our advertising agency to maintain funds set aside for approved expenditures and services of the advertising agency. Disbursements from the escrow account can only be made with the approval of both parties. The fund is used only for advertising costs we have previously approved. Disbursements from the escrow account are made no sooner than one month following the invoice date for the expenditures. We receive all income earned on funds held in this account.

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

Trade accounts receivable consists of the following:

                                                                   June 30,             December 31,
                                                                     2002                   2001
                                                                  ----------            ------------
         Accounts receivable                                      $   14,627             $   11,750
         Less: allowance for doubtful accounts                          (582)                  (312)
                                                                  ----------             ----------
                                                                  $   14,045             $   11,438
                                                                  ==========             ==========

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

During the three months ended June 30, 2002 and 2001, we capitalized internal use software development costs (including compensation costs) of approximately $0.3 million and $0.1 million, respectively. During the six-month periods ending 2002 and 2001, we capitalized internal use software development costs (including compensation costs) of approximately $0.7 million and $0.2 million, respectively.

Capitalized internal use software development costs are amortized over the estimated life of the related application, which range from 1 to 3 years.

         Intangible Assets

On July 20, 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets." This new standard, effective January 1, 2002, changed the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach and required that amortization of goodwill and indefinite-lived intangible assets cease. We have no goodwill or indefinite-lived intangible assets.

Our intangible assets consisted of the following as of June 30, 2002 and December 31, 2001:

                                                                         As of June 30, 2002             As of December 31, 2001
                                                                      --------------------------       ---------------------------
                                                                              (in 000's)                       (in 000's)
                                                                        Gross                           Gross
                                                 Amortization         Carrying      Accumulated         Carrying     Accumulated
                                                    Period              Amount     Amortization         Amount       Amortization
                                                 -------------        --------     -------------       ----------    -------------
Amortized Intangible Assets
   Realtor Network                                  3 years            $  6,472        $ 4,151          $ 6,472         $  3,080
   Affinity program partner contracts            2 - 3.75 years             544            364              544              269
                                                                       --------        -------          -------         --------
          Total                                                        $  7,016        $ 4,515          $ 7,016         $  3,349
                                                                       ========        =======          =======         ========

Amortization expense of our intangible assets was $0.6 million in both of the quarters ended June 30, 2002 and 2001. Amortization expense of our intangible assets was $1.2 million in both of the six-month periods ended June 30, 2002 and

2001. Estimated amortization expense for the years ending December 31, 2002, 2003, 2004, 2005 and 2006 is $2.3 million, $1.3 million, less than $0.1 million, $0 and $0, respectively.

         Revenue Recognition

Exchange:

Our Lending Exchange revenue principally represents transmission fees and closed-loan fees paid by Lenders that received a transmitted loan request or closed a loan for a consumer that originated through our Website, www.lendingtree.com. Transmission fees are recognized at the time qualification forms are transmitted, while closed-loan fees are recognized at the time the lender reports the closed loan to us, which may be several months after the qualification form is transmitted.

Additionally, we earn revenue through a network of real estate brokers who compensate us for real estate transactions that close with consumers that were referred to them through our Exchange or our client's Website. Revenue earned through our network of real estate brokers is recognized upon notification by the broker that a real estate transaction has closed.

We also derive Lending and Realty Exchange revenue from loan requests and realty referrals that are received through private-label or co-branded Websites of other businesses that are enabled by our Lend-X technology. If these requests are successfully transmitted to or closed by one of the Lenders or realtors on our Exchange, we earn fees as described above.

Technology:

Lend-X technology revenue is related primarily to hosting, licensing access to and modifying our proprietary software for use by Lenders and other third parties.

Our typical Lend-X technology arrangement involves licensing access to and hosting our software for use by third parties. These arrangements typically include implementation, consulting and/or other services bundled together with the access and hosting fees. In accordance with SAB No. 101, the revenue for the entire arrangement is deferred and recognized over the longer of the term of the related contract or the expected service period. Our hosting arrangements typically do not permit customers to take possession of our software.

Revenue from arrangements involving only consulting or other services (that is not bundled with access or hosting services) is recognized as the services are performed. Maintenance is recognized ratably over the longer of the term of the underlying agreement or the expected service period. Maintenance includes technical support and updates and upgrades to our software.

When a contractual arrangement requires us to provide services for significant implementation, customization or modification of the software or when the customer considers these services essential to the functionality of the software product, both the software fees and consulting services revenue are recognized in accordance with the provisions of Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We recognize revenue from these arrangements using the percentage-of-completion method primarily based on labor hour inputs. Therefore, during the implementation period, both the software fee and the consulting service revenue are recognized as work progresses.

Losses, if any, are recognized when identified.

         Advertising Expenses

Advertising expenses consist of certain direct expenses, including television, radio, outdoor advertising campaign costs and affiliate and partner marketing fees, as well as certain indirect expenses, such as agency fees and production costs. We expense advertising costs as incurred. For the quarter ended June 30, 2002 and 2001, advertising expenses were $11.6 million and $9.9 million, respectively. For the six months ended June 30, 2002 and 2001, advertising expenses were $21.7 million and $18.3 million, respectively.


         Incentive Compensation

Under our incentive compensation plan, employees can earn awards based on achievement of various financial and operational performance factors or other specific goals. The actual award formula may vary by individual and the goals are not the same from year to year. During the year, management makes monthly estimates of the amount of an award each employee has earned based on actual and forecasted levels of Company achievement relative to pre-established goals and historical averages of personal performance. . These monthly estimates are accrued with a charge to operating income for that period. The awards are typically paid to the employee following the completion of a year.

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

         Stock-Based Compensation

We account for the effect of our stock-based compensation plans for employees under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") using the optional intrinsic value method. The intrinsic value method results in compensation cost equal to the excess of the fair value of the stock over the exercise or purchase price at the date of award. Such compensation costs (if any) are recorded over the vesting period of the respective option and presented in the consolidated statement of operations as a cost of revenue or operating expense, consistent with where the optionees' compensation is recorded. On an annual basis, we also disclose the pro forma income statement effect of our stock-based compensation plans as if we had adopted the fair value approach. The fair value approach results in compensation cost using an option-pricing model that takes into account the fair value at the grant date, the exercise price, the expected life of the award, the expected dividends, and the risk-free interest rate expected over the life of the award.

We account for the effect of its stock-based compensation for non-employees under SFAS No. 123, using the fair value approach.

         Supplemental Cash Flow Information

In both the quarters ended June 30, 2002 and 2001, we paid interest of less than $0.1 million and paid no income taxes during those periods. In both the six months ended June 30, 2002 and 2001, we paid interest of approximately $0.1 million and paid no income taxes during those periods.

A supplemental schedule of non-cash financing and investing activities follows (in thousands):

                                                                         Six Months Ended
                                                                             June 30,
                                                                   ----------------------------
                                                                      2002              2001
                                                                   ----------          --------
Note receivable issued to officer to acquire Series A
   preferred stock                                                  $    --            $   700
Acquisition of assets through a capital lease                            --                 28
Accretion of Series A preferred stock                                   344                206
Stated value dividends on Series A preferred stock                    1,964                961
Cash dividends on Series A preferred stock                              513                 --
Issuance of warrants in conjunction with credit facility
  agreements                                                             --                149
Issuance of warrants in connection with Series A
   preferred stock financing                                             --                431
Conversion of Series A preferred stock to common stock                3,220                 --

         Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (SFAS 146) which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We will adopt SFAS 146 on January 1, 2003. Because we do not presently have any exit or disposal activities planned, do not expect the impact of adopting this statement will have a material impact on our results of operations, financial condition or cash flows.

NOTE 5 - SEGMENT DATA

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

The following tables present the revenue and gross profits for each of our three segments for the quarter ended June 30, 2002 and 2001, as well as a reconciliation to consolidated net loss.


                                                  For the Quarter Ended June 30, 2002
                                  ---------------------------------------------------------------------
                                          Exchanges
                                  ------------------------
                                   Lending         Realty       Total        Lend-X
                                   Exchange       Services    Exchanges    Technology      Consolidated
                                  ---------       --------    ---------    ----------      ------------
Revenue                           $  20,$94         2,645       23,139        1,328          $24,467
Cost of revenue                       2,075         1,456        3,531          282            3,813
                                  ---------         -----      -------        -----          -------
Gross profit                      $  18,419         1,189       19,608        1,046          $20,654
                                  ---------         -----      -------        -----          -------
Reconciling items:
    Operating expenses                                                                        21,297
                                                                                             -------
     Loss from operations                                                                    $  (643)
                                                                                             -------
     Non-operating income                                                                        301
     Non-operating expense                                                                      (102)
                                                                                             -------
Consolidated net loss                                                                        $ (444)
                                                                                             =======



                                                    For the Quarter Ended June 30, 2001
                                  ---------------------------------------------------------------------
                                          Exchanges
                                  ------------------------
                                   Lending         Realty       Total        Lend-X
                                   Exchange       Services    Exchanges    Technology      Consolidated
                                  ---------       --------    ---------    ----------      ------------
Revenue                           $  12,598        1,312       13,910        1,899         $ 15,809
Cost of Revenue                       2,304          941        3,245          348            3,593
                                  ---------        -----       ------        -----         --------
Gross Profit                      $  10,294          371       10,665        1,551         $ 12,216
                                  ---------        -----       ------        -----         --------
Reconciling items:
    Operating expenses                                                                       23,236
                                                                                           --------
     Loss from operations                                                                  $(11,020)
                                                                                           --------
     Loss on impaired investment                                                               (350)
     Non-operating income                                                                       188
     Non-operating expense                                                                      (85)
                                                                                           --------
Consolidated net loss                                                                      $(11,267)
                                                                                           ========


The following tables present the revenue and gross profits for each of our three segments for the six months ended June 30, 2002 and 2001, as well as a reconciliation to consolidated net loss.

                                              For the Six Months Ended June 30, 2002
                                  ---------------------------------------------------------------------
                                          Exchanges
                                  ------------------------
                                   Lending         Realty       Total        Lend-X
                                   Exchange       Services    Exchanges    Technology      Consolidated
                                  ---------       --------    ---------    ----------      ------------

Revenue                           $  38,813        3,954      42,767         2,968         $ 45,735
Cost of revenue                       4,119        2,326       6,445           602            7,047
                                  ---------        -----      -------        -----         --------
Gross profit                      $  34,694        1,628      36,322         2,366         $ 38,688
                                  ---------        -----      -------        -----         --------
Reconciling items:
    Operating expenses                                                                     $ 40,050
                                                                                           --------
     Loss from operations                                                                    (1,362)
                                                                                           --------
     Non-operating income                                                                       423
     Non-operating expense                                                                     (217)
                                                                                           --------
Consolidated net loss                                                                      $  (1,156)
                                                                                           ========


                                              For the Six Months Ended June 30, 2002
                                  ---------------------------------------------------------------------
                                          Exchanges
                                  ------------------------
                                   Lending         Realty       Total        Lend-X
                                   Exchange       Services    Exchanges    Technology      Consolidated
                                  ---------       --------    ---------    ----------      ------------
Revenue                           $  23,094        2,060       25,154        2,911         $ 28,065
Cost of Revenue                       4,809        1,472        6,281          798            7,079
                                  ---------        -----      -------        -----         --------
Gross Profit                      $  18,285          588       18,873        2,113         $ 20,986
                                  ---------        -----      -------        -----         --------
Reconciling items:
    Operating expenses                                                                       42,288
                                                                                           --------
     Loss from operations                                                                  $(21,302)
                                                                                           --------
     Loss on impaired investment                                                               (350)
     Non-operating income                                                                       346
     Non-operating expense                                                                     (128)
                                                                                           --------
Consolidated net loss                                                                      $(21,434)
                                                                                           ========


NOTE 6 - REVOLVING LINE OF CREDIT

On July 13, 2001, we entered into a loan and security agreement and revolving credit note with GE Capital Commercial Services, Inc. ("GE"). Under these arrangements, GE has provided a two-year senior revolving credit facility providing for a maximum availability of up to $15.0 million. Under this facility we have pledged our trade accounts receivable and borrowings are limited to 90% of our eligible accounts receivable and bear interest at the prime rate. We also pay GE a fee equal to 0.115% of the eligible accounts receivable arising during the term of the facility. As of June 30, 2002, we had eligible receivables of approximately $6.3 million and we had no borrowings outstanding under the GE credit facility.

Our agreement with GE contains certain financial and other covenants. We were in compliance with all covenants contained in this agreement as of June 30, 2002.

NOTE 7 - MANDATORILY REDEEMABLE SERIES A 8% CONVERTIBLE PREFERRED STOCK

In March 2001, we issued 3,700,001 shares of mandatorily redeemable Series A 8% Convertible Preferred Stock ("Series A Preferred Stock") to a group of investors for $12.95 million or $3.50 per share. We issued an additional 128,571 shares of Series A Preferred Stock on April 30, 2001 at $3.50 per share plus accumulated dividends. After deducting fees and expenses related to both transactions, this resulted in net proceeds to us totaling approximately $12.2 million. In addition, we loaned our Chief Executive Officer $0.7 million to acquire 200,000 shares of the Series A Preferred Stock that is evidenced by a promissory note from him to us.

In conjunction with the March 2001 closing of the Series A Preferred Stock transaction, an Equity Rights Certificate issued to an affiliate of Capital Z on September 29, 2000, for $10 million, was converted into 2,857,143 shares of Series A Preferred Stock at an effective rate of $3.50 per share.

The holders of the Series A Preferred Stock are entitled to receive dividends on the Series A Preferred Stock equal to eight percent (8%) of the stated value per share payable at our option (i) in cash on each quarterly dividend payment date or (ii) by an upward adjustment to the stated value per share on a quarterly dividend payment date. The initial stated value per share was $3.50. Through March 31, 2002 we elected to pay the Series A Preferred Stock dividends by increasing the stated value per share such that as of March 31, 2002 the stated value per share was $3.80. For the quarter ended June 30, 2002, we declared cash dividends to the holders of our Series A Preferred Stock in the amount of $0.5 million, payable on July 1, 2002.

As a result of the dividends that we will pay in cash for the quarter ended June 30, 2002, we recorded a liability of $0.5 million in our accompanying consolidated financial statements. As a result of the stated value dividends through March 31, 2002, we increased the carrying value of the Series A Preferred Stock on our balance sheet by approximately $0.6 million. We also recognized in the three months ended March 31, 2002, as an increase to our net loss attributable to common shareholders, an additional $1.4 million of dividend charges resulting from the excess of the fair value of the common stock that the 8% dividends on the Series A Preferred Stock will convert into over the $3.50 conversion price. For the quarter ended June 30, 2002, we did not record these additional charges as we elected to settle the quarterly dividend obligation in cash rather than by an increase to the stated value. Thus, in total for the six months ended June 30, 2002, we have recorded approximately $2.5 million of total dividend charges. If, in future periods, we were to settle the dividend obligations by increasing the stated value of the preferred stock and if the market price of our common stock remains above $3.50 per share, we will incur additional fair value dividend charges.

We are required to redeem all Series A Preferred Stock shares remaining outstanding on March 20, 2006 at a price of 105% of the then current value per share. The current value per share is defined as the stated value per share, plus cumulative adjustments for dividends. We are accreting the value of the preferred stock up to the redemption value of the shares using the effective interest method. This is increasing the value of the Series A Preferred Stock and the charge is included in the computation of net loss attributable to common shareholders. For the quarter and six months ended June 30, 2002, we recorded approximately $0.2 million and $0.3 million, respectively, of dividend accretion charges.

Beginning March 20, 2004, at our option, the shares of Series A Preferred Stock will be redeemable for cash at a price per share equal to the applicable percentage multiplied by the then current value per share. The applicable percentage is initially 120% and declines to 105% on a quarterly basis over the two-year period ending March 21, 2006. If we continue to pay quarterly cash dividends, on March 20, 2004 the shares of Series A Preferred Stock will be redeemable for cash at a price per share of $4.56 and will decline to a price per share of $3.99 at March 21, 2006.

Each share of Series A Preferred Stock is convertible at the option of the holder at any time into the number of shares of common stock as is determined by dividing the current value per share by the conversion price. The conversion price is $3.50 per share, subject to adjustment for the stock splits and similar events.

In June 2002, one holder of our Series A Preferred Stock converted 42,857 preferred shares and accrued dividends into 47,183 shares of our common stock. The number of shares of common stock issued upon conversion was determined by dividing the current value per share by the conversion price. The current value per share on the conversion date was $3.85 and was calculated as the sum of the then applicable stated value per share plus all accrued but unpaid dividends at the conversion dates. Also in June 2002, following the cash dividend record date of June 17, 2002, one holder of our Series A Preferred Stock converted 714,286 preferred shares into 775,019 shares of our common stock. The number of shares of common stock issued upon conversion was determined by dividing the current value per share in effect prior to the cash dividend record date by the conversion price. The current value per share in effect prior to the cash dividend record date was $3.80 and was calculated as the sum of the applicable stated value per share plus accrued dividends through March 31, 2002. In May 2002, one of the holders of our Series A Preferred Stock converted 39,039 preferred shares and accrued dividends into 42,857 shares of our common stock. The current value per share on that conversion date was $3.84. In March 2002, one of the holders of our Series A Preferred Stock converted 50,593 preferred shares and accrued dividends into 54,835 shares of our common stock. The current value per share on that conversion date was $3.79. The conversion price for all these conversions was the initial purchase price of $3.50.

As of June 30, 2002, there were 6,038,940 shares of Series A Preferred Stock outstanding.

NOTE 8 -EQUITY BASED COMPENSATION

In May 2002, 50,499 unexercised options of the wife of our Chief Executive Officer expired in connection with her earlier termination of employment. We also granted non-qualified stock options to her as recognition for prior un-compensated services and as a co-founder of LendingTree, Inc. The newly granted options were to purchase approximately 9,000 shares of common stock at an exercise price of $5.19 per share and to purchase approximately 41,000 shares of common stock at an exercise price of $9.25 per share. Based on the difference between the exercise prices of these options and the fair market value at the date of grant ($12.25), we recorded a charge of approximately $0.2 million in the quarter ended June 30, 2002.


As of June 30, 2002, we have approximately $1.1 million of deferred equity based compensation remaining on our consolidated balance sheet primarily related to common stock options granted in late 1999 and early 2000 before our initial public offering with exercise prices below fair market value. In the quarter ended June 30, 2002, we have adjusted the balance of deferred compensation by less than $0.1 million to reflect forfeited and expired options. We are amortizing the deferred compensation to expense over the options' four-year vesting periods. For both the quarters ended June 30, 2002 and 2001, this amortization resulted in compensation expense of $0.2 million. For both the six months ended June 30, 2002 and 2001, this amortization resulted in compensation expense of $0.4 million.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

A covenant in one of our capital lease agreements requires that we maintain a cash balance of not less than $3.0 million throughout the term of the lease. If our cash balance falls below $3.0 million at the end of a period, we will be required to collateralize the balance of the lease with cash. As of June 30, 2002, we were in compliance with this covenant and the balance of this lease was approximately $0.4 million.

Important components of our intellectual property are subject to an amended software customization, license and services agreement between LendingTree and the Federal Home Loan Mortgage Corporation, or Freddie Mac. Pursuant to this agreement and our credit agreement with Freddie Mac, a version of our core software that was customized to operate according to certain standards established by Freddie Mac will be released to Freddie Mac from escrow if we fail to meet specified repayment obligations, financial covenants or reporting requirements. We were in compliance with all covenants contained in the credit agreement as of June 30, 2002.

On September 10, 2001, Block Financial Corporation, or Block, filed a complaint in the United States District Court for the Western District of Missouri [Block Financial Corporation v. LendingTree, Inc., Case Number 01-1007-CV-W-3], against us, alleging that our financial card (credit card) qualification form processing system infringes its U.S. Patent No. 6,014,645 entitled, "Real-Time Financial Card Application System." The complaint seeks both monetary damages in the form of a reasonable royalty and injunctive relief. On November 19, 2001, we filed an answer to the complaint denying infringement of the Block patent. We also filed a counterclaim against Block seeking a declaratory judgment of non-infringement and invalidity of the Block patent. The lawsuit is in an early stage, and discovery is just beginning to get underway. We believe that we have meritorious defenses to their claim and we do not believe that it will have a material impact on our financial condition, cash flows or results of operations.

We are involved in other litigation from time to time that is routine in nature and incidental to the conduct of our business. We believe that the outcome of any such litigation would not have a material adverse effect on our financial condition, cash flows or results of operations.

NOTE 10 - NET LOSS PER COMMON SHARE

We compute net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS No. 128"). Under the provisions of SFAS No. 128 basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted net loss available to common shareholders is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of the Series A Preferred Stock.

The calculation of net loss per common share for quarters ended June 30, 2002 and 2001 does not include 3.9 million and 1.5 million, respectively, of weighted average potential common shares, as their impact would be antidilutive. In addition, the calculation of net loss per common share for the quarters ended June 30, 2002 and 2001 does not include 6.6 million and 7.0 million, respectively, of shares that would be issued upon conversion of our Series A Preferred Stock, including accrued dividends, as their impact would be antidilutive.

The calculation of net loss per common share for the six months ended June 30, 2002 and 2001 does not include 3.3 million and 1.2 million, respectively, of weighted average potential common shares, as their impact would be antidilutive. In addition, the calculation of net loss per common share for the six months ended June 30, 2002 and 2001 does not include 6.6 million and 7.0 million, respectively, of shares that would be issued upon conversion of our Series A Preferred Stock, including accrued dividends, as their impact would be antidilutive.

NOTE 11 - OTHER TRANSACTIONS

In April 2002, we entered into purchase agreements for the sale of a total of 500,000 newly issued shares of restricted common stock to a group of three institutional and accredited investors in a private placement at $11.88 per share for gross proceeds of $5.9 million. Documents relating to the transaction were entered into on April 11, 2002 and the transaction closed on April 16, 2002. We filed a registration statement covering resales of the common stock by investors on May 31, 2002, and this registration statement was declared effective by the Commission on June 11, 2002. We are using the net proceeds from this private placement for general corporate purposes, including the cash payment of quarterly dividends to the holders of our Series A Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

LendingTree, Inc. was incorporated in the State of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998. Our mailing address is 11115 Rushmore Drive, Charlotte, North Carolina 28277 and our telephone number is
(704) 541-5351.

We are an online exchange connecting consumers with Lenders, real estate agents or other service providers. We attract consumers to our Website at www.lendingtree.com through various forms of offline and online advertising and arrangements with other online businesses. Our exchange is designed to empower consumers, Lenders and real estate agents with convenience, choice and value. Our technology platform, Lend-XSM, is the technology that powers our Internet based exchange.

Once on our Lending Exchange, consumers begin the process by completing a simple online credit request, or a qualification form. After the consumer completes the qualification form, our Lend-X technology automatically retrieves the credit score for the particular consumer. The consumers' data and credit score are then automatically compared to the underwriting criteria of the more than 170 banks, lenders and loan brokers (which we refer to as "Lenders") participating on our Lending Exchange. Qualified consumers can receive multiple loan offers on-line in response to a single credit request and then compare, review and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a lower cost of acquisition than traditional marketing channels. Our Lending Exchange encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards, and personal loans.

Through our Realty Services Exchange we enable consumers to complete one simple form describing their realty needs and then choose a real estate professional in their desired area. Our Realty Services Exchange is made up of more than 6,500 real estate professionals who represent 650 real estate companies nationwide. We also provide access, through our Website, to other services related to owning, maintaining and buying and selling a home.

We earn revenue from the Lenders participating in our network that pay us fees as qualification forms meet their underwriting criteria and are transmitted to them (transmit fees). Since a qualification form can be transmitted to more than one lender, we may generate multiple transmit fees for the same form. We also earn revenue for services and facilities we provide in connection with loans that the Lenders on our network close with consumers that we transmitted to them (closed-loan fees). Additionally, in most states, real estate brokers participating in our network pay us a fee when consumers' requests that we transmit to them result in a purchase or sale of a home. We refer to the aggregate of these fees as our Exchange revenue.

We also license and host our Lend-X technology platform for use by other businesses. This enables these businesses to create their own customized co-branded or private-labeled lending exchanges. These exchanges, powered by Lend-X, may be single lender or multi-lender marketplaces or may provide access to the LendingTree exchange with more than 170 participating Lenders. Through these Lend-X relationships, we can earn revenue both from technology fees related to customizing, licensing and hosting the third party exchange, as well as from transactional fees resulting from the volume processed through such exchanges.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2002 COMPARED TO
         QUARTER ENDED JUNE 30, 2001

As described above, our business is focused on two primary activities, operating our Exchange and licensing and hosting our Lend-X Technology. Our Exchange business includes revenue and costs from two operating segments, our Lending Exchange and our Realty Services Exchange. Our Lend-X Technology business constitutes a third operating segment. Management regularly reviews the revenue, cost of revenue and gross margins for these segments. No other operating expenses, measure of profitability or assets or liabilities are consistently segregated or allocated into these segments for regular review by management or in determining allocations of resources. There are no inter-segment revenues.

         CONSOLIDATED RESULTS

         Revenue

For the quarter ended June 30, 2002, our consolidated revenue was approximately $24.5 million, compared with approximately $15.8 million, for the same period of 2001. Our Lending Exchange segment accounted for approximately 84% of our revenue in the quarter ended June 30, 2002 contributing $7.9 million to the overall $8.7 million increase in consolidated revenue. Our Realty Services segment accounted for 11% of our revenue in the quarter ended June 30, 2002 and accounted for $1.3 million of our increase in consolidated revenue. Lend-X technology revenue was the remaining 5% of our revenue in the quarter ended June 30, 2002, which was about $0.5 million lower than the same period last year. See additional details by segment below.

         Gross Profit

For the quarter ended June 30, 2002, our consolidated gross profit was $20.7 million, or 84.4% of revenue. In the same period a year ago, our consolidated gross profit was $12.2 million or 77.3% of revenue. Our Lending Exchange segment contributed to $8.1 million of the $8.4 million increase in gross profit. We attribute this increase in gross profit primarily to the scalability of our Lending Exchange business model. Our Realty Services segment added approximately $0.8 million to the increase in gross profit while Lend-X technology decreased $0.5 million. See additional details by segment below.

         LENDING EXCHANGE SEGMENT RESULTS

         Revenue

We earn Lending Exchange revenue primarily from Lenders on our network that pay us fees as qualification forms are transmitted to them (transmit fees) and for loans they make to consumers that we transmitted to them (closed-loan fees). In order to enhance our customers' experience and provide them with the best opportunity to find a loan that best fits their needs, our on-line Lending Exchange was designed such that a consumer's discrete qualification form can be transmitted to up to four Lenders. In this way, we generate multiple transmission fees for the same qualification form and increase the likelihood that the consumer will close a loan with one of the Lenders on our Exchange.

On an ongoing basis, we undertake initiatives aimed at improving the number of multiple transmissions of a qualification form and at increasing the rate at which a qualification form results in a closed loan.

         - An ongoing initiative has been to add to the number and variety of Lenders on our exchange, thus increasing capacity and our ability to handle different types of loan requests. At June 30, 2002 we had more than 170 participating Lenders on our exchange compared to more than 130 participating Lenders at June 30, 2001.

         - Additionally, we offer advisory services and have begun offering several new tools to enable our Lenders to process qualification forms and close loans more efficiently, including benchmark and best practices studies and automation tools, including our Automated Decisioning Engine (ADE) feature in our Lend-X Technology offering. As of June

                  30, 2002, we had 35 Lenders utilizing our ADE compared to no Lenders as of June 30, 2001. In addition to the increased utilization of our ADE feature, we have also seen an increase in the number of Lenders utilizing their own version of automated decisioning, from 20 Lenders as of June 30, 2001 to 25 Lenders as of June 30, 2002. We have also held two best-practices seminars and have initiated our second round of benchmark studies for our Lenders.

         - Recently, several of our Lenders have agreed to participate in our "Choice Model" program. Under the Choice Model, when a consumer receives fewer than four offers, we run the consumer's request through a set of broader filters that the participating Lenders have agreed upon and attempt to obtain the consumer up to four offers. The Choice Model gives the Lenders the opportunity to participate in under-served markets at a reduced fee and gives the consumer a better experience and an improved chance at closing a loan.

         -        We also undertake initiatives directed to the consumer.
                  Recently we began offering a more dynamic filtering process. This process provides the consumer an opportunity to change their down payment or loan value on their mortgage or home equity qualification form in an effort to successfully pass the filters of more Lenders in an attempt to receive up to 4 loan offers. Additionally, from time to time we also test the impact of providing consumers with incentives or rewards for using our services.

For the quarter ended June 30, 2002, Lending Exchange revenue increased approximately $7.9 million, or 63%, to $20.5 million from $12.6 million in the same period of 2001. This increase in Lending Exchange revenue primarily reflects (1) an increase in the number of mortgage and home equity closed loans, (2) an increase in our mortgage and home equity product pricing and (3) an increase in the number of multiple transmissions of each discrete qualification form.

The table below illustrates several key components of our Lending Exchange revenue for the quarters ended June 30, 2002 and 2001.

                                   Quarter Ended June 30, 2002                                 Quarter Ended June 30, 2001
                                                                         (in thousands)

                                         Discrete        Multiple      Number                Discrete       Multiple      Number
                                        Transmission   Transmission   of Closed             Transmission  Transmission  of Closed
Lending Exchange               Revenue     Volume         Volume     Transactions  Revenue    Volume         Volume     Transactions
Mortgage                       $10,622     144             449            15       $ 6,003      126            277           10
Home Equity                      7,497      76             232            20         4,426       48            152           14
Auto, Personal, Credit Card      1,756     146             334            34         2,017      148            271           53
All Other Exchange Fees            619                                                 152
                               -------     ---            -----           --       -------      ---            ---           --
   Total Lending Exchange      $20,494     366            1,015           69       $12,598      322            700           77
                               =======     ===            =====           ==       =======      ===            ===           ==

         Mortgage Revenue

Mortgage revenue increased by $4.6 million, or 77%, to $10.6 million in the quarter ended June 30, 2002 from $6.0 million in the quarter ended June 30, 2001.

As seen in the table above, the number of closed mortgage transactions increased 50% to approximately 15,000 in the quarter ended June 30, 2002 from approximately 10,000 closed transactions in the same period of 2001. This increase of 5,000 additional closed-loan transactions contributed approximately $2.1 million to the overall increase in mortgage revenue.

This increase reflects a number of initiatives, including expanding the capacity of our lender network, training Lenders in best practices and providing automation tools. As a result, we have seen an increase in our average closing rate for mortgages to 7.9% in the quarter ended June 30, 2002 compared to 5.7% in the same period of 2001. Additionally, due to the typical time lag between the transmission of a qualification form and the closing of a mortgage loan, the higher level of multiple transmission volume that we had experienced in the first quarter of 2002 (395,000 transmits) as compared to the first quarter of 2001 (335,000 transmits) also contributed to the $2.1 million increase in revenue from closed mortgage loan transactions. Accordingly, if our close rates remain at or near current levels we anticipate that the higher multiple transmission volume shown in the table above for the 2002 period compared to 2001 will result in higher closed mortgage loan revenue in the quarter ending September 30, 2002 compared to the same period of 2001.

We also attribute a small portion of the increase in closed transactions to a new program implemented late in the first quarter of 2002. Through an ongoing arrangement with an outside consultant, we are independently identifying mortgage and home equity transactions originated through our Exchange that have closed, but that have not been reported to us through the normal reporting process. These closed transactions have been found by matching our transmission data from June 2000 to September 2001 against public real estate records and then determining if the loan did close with the Lender to whom we transmitted a qualification form. Fees from these transactions accounted for approximately 7% of our mortgage closed transactions in the quarter ended June 30, 2002 and $0.4 million of the increase in mortgage revenue over the quarter ended June 30, 2001. We expect the impact of this program on our closed transactions to decrease as we perform the matching process over a shorter time period going forward and as a result of improved Lender processes.

Approximately $0.2 million of the increase in mortgage revenue is related to fees that we earn from lending transactions involving arrangements with third-party membership programs, such as Delta Skymiles, USAirways Dividend Miles, Continental Airline One Pass Miles, Northwest Airlines World Perks and Costco Wholesale, which allow us to provide lending services to their members. We transmit the qualification form completed by the third-party member to certain selected Lenders and earn closed loan fees from the Lender for each loan that closes.

From a transmit fee standpoint, multiple transmissions of mortgage qualification forms increased by approximately 172,000 in the quarter ended June 30, 2002 from the same period of 2001. This resulted in an increase in mortgage revenue of approximately $1.3 million. As the table above demonstrates, on average, we were able to transmit each discrete qualification form 3.1 times in the quarter ended June 30, 2002, compared to 2.3 times for the same period in 2001. We believe that the increase in our multiple transmissions and transmit rate reflects the greater willingness of Lenders to find low-cost business in a post-refinance boom period, the expanding capacity of our Lender network and the effect of some of our initiatives to increase the number of offers a consumer receives.

Our November 2001 closed-mortgage-loan fee pricing change from a flat fee to a tiered structure had the effect of raising our average revenue per closing and contributed $0.9 million to the increase in mortgage revenue this quarter. Additionally, in November 2001 we increased our standard transmit fee from $8.00 per transmit to $9.00 per transmit. This price increase contributed $0.3 million of additional mortgage revenue in this quarter.

         Home Equity Revenue

Home Equity revenue increased approximately $3.1 million, or 69%, to $7.5 million in the quarter ended June 30, 2002 from $4.4 million in the same period of 2001.

As can be seen in the table above, the number of closed home equity transactions increased by 48% to approximately 20,000 closed transactions in the quarter ended June 30, 2002 from approximately 14,000 closed transactions in the same period of 2001. This increase in closed transactions contributed $1.6 million to the increase in Home Equity revenue. Most of this increase can be attributed to higher consumer demand for home equity loans driven by a low interest rate environment and the success of our marketing campaigns (see discussion regarding volume below).

We also attribute a small portion of this increase in closed transactions to the program discussed above that was implemented to identify closed transactions that were not reported to us through the normal reporting process. These closed home equity transactions accounted for approximately 4% of our total home equity transactions during the quarter ended June 30, 2002 and $0.2 million of the increase in home equity revenue over the same period in 2001. We also expect the magnitude of these transactions to decrease going forward as we perform the matching process over a shorter time period going forward and as a result of improved Lender processes.

From a transmit fee standpoint, multiple transmissions of home equity qualification forms increased by approximately 53% or 80,000 transmissions in the quarter ended June 30, 2002 from the same period in 2001. This increase contributed $0.6 million to home equity revenue in the quarter ended June 30, 2002. While the average rate at which we were able to transmit each discrete home equity qualification form remained flat at about 3.1 times, we had an increase of 58% in the number of discrete home equity transmissions. We attribute this increase in discrete transmissions, in part, to our 2002 advertisements focusing on and targeting our home equity product. We also have seen an increase in home equity demand as the demand for mortgage refinancing has subsided.

Our November 2001 closed-loan fee pricing change for home equity transactions increased our standard fee from $250 to $275 and resulted in a $0.7 million increase in closed loan fees this quarter. Additionally, in November 2001 we increased our standard transmit fee from $8.00 per transmit to $9.00 per transmit. This price increase contributed an additional $0.2 million of home equity revenue.

         Auto, Personal and Credit Card Revenue

Auto, Personal and Credit Card products accounted for $1.8 million of Lending Exchange revenue in the quarter ended June 30, 2002 compared to $2.0 million in the same period of 2001, a decrease of approximately $0.2 million which can primarily be attributed to $0.6 million lower revenue generated from our credit card product. This decrease reflects a general reluctance by credit card providers to accept sub-prime qualification forms from higher risk customers and has caused some of our credit card providers to disengage from our Exchange.

Partially offsetting this decrease was a $0.4 million increase in auto revenue with 67% more closed auto loan transactions in the quarter ended June 30, 2002 as compared to the same period in 2001. This increase is due to increased volume generated through new and expanded business relationships with on-line portals and better lender coverage.

         All Other Lending Exchange Revenue

All other Lending Exchange revenue, as shown in the table above, increased by approximately $0.4 million to approximately $0.6 million in the quarter ended June 30, 2002 compared to $0.2 million in the same period of 2001. The increase can be attributed to new business arrangements with other online businesses that offer various complementary products to our customers through their Websites.

         Cost of Revenue and Gross Profit

For the quarter ended June 30, 2002 gross profit for the Lending Exchange segment was $18.4 million, or 89.9%. This is an $8.1 million improvement from the same period in 2001 in which we had a gross profit of $10.3 million, or 81.7%. We attribute this increase in gross profit primarily to the scalability of our Lending Exchange business model. As our multiple transmit rate and closing volume increase, our costs do not necessarily increase in proportion. Additionally, as we add Lenders to our Exchange, we increase our capacity to provide the growing number of consumers using our services the ability to find and close loans. As a result, when more loans close through our Lending Exchange and our revenue increases, it has a positive impact on our gross profit and gross profit percentage because many of our costs are fixed or controllable. The November 2001 changes in pricing for our transmit fees and closed-loan fees, as discussed above, also favorably impacted our gross profit this period.

Lending Exchange costs of revenue decreased by $0.2 million, or 10%, to $2.1 million in the quarter ended June 30, 2002 from $2.3 million in the quarter ended June 30, 2001. During this same period our Lending Exchange revenue grew approximately 63%.

The decrease in cost of revenue primarily reflects a $0.5 million reduction in promotional payments and gift certificates to consumers who closed a loan through our Exchange. From time-to-time we adjust the incentives offered to consumers based on evaluations of the responsiveness of consumers to such incentives.

Partially offsetting this decrease in expense was a $0.2 million increase in our employment expenses (employees and independent contractors) primarily related to increases in our call center to help better manage and direct our consumer call volume. We also incurred approximately $0.1 million of fees related to the program identified above to identify closed loans that were not reported to us through the normal reporting process.

         REALTY SERVICES SEGMENT RESULTS

         Revenue

We earn Realty Services revenue from real estate brokers participating in our network that pay us a fee when consumers' requests that we transmit to them result in a purchase or sale of a home.

Realty Services revenue increased 100% to $2.6 million in the quarter ended June 30, 2002 from $1.3 million in the same period of 2001. This $1.3 million increase is due to a higher number of closed transactions in the quarter. While Realty Services transmission volume increased 13% to 18,000 in the quarter ended June 30, 2002 from 16,000 in the same period in 2001, our closed transactions increased 100% to 1,200 in the quarter ended June 30, 2002 from 600 in the same period of 2001. We have grown this business by increasing the number of real estate professionals participating in our exchange, coupled with expanding our training and best-practices programs. Additionally, we have increased our marketing efforts to improve consumer awareness of the benefits of closing a transaction through our services. Additionally, throughout 2002 we have entered into arrangements with several new affinity groups or membership programs to provide their members with benefits for using our services. We are able to market our services directly to the members in these groups and provide them with benefits that are affiliated with their membership such as airline miles, store gift certificates or other incentives.

         Cost of Revenue and Gross Profit

Realty Services gross profit and gross profit percentage improved in second quarter 2002 from the same period of 2001. Gross profits were $1.2 million, or 45.0%, and $0.4 million, or 28.3%, in the quarters ended June 30, 2002 and 2001, respectively. In the fourth quarter of 2001, we decreased the amount of incentives offered to each realty consumer. Accordingly, we anticipate that costs will continue to decrease as a percentage of Realty Services revenue.

Realty Services cost of revenue increased approximately $0.5 million, or 55%, from the quarter ended June 30, 2001 compared to the same period in 2002. This increase is primarily due to an increase in the number of closed Realty Services transactions that resulted in a higher number of incentives and promotional payments made directly to consumers for using our services.

         LEND-X TECHNOLOGY SEGMENT RESULTS

         Revenue

We license and host our Lend-X technology platform for use by other businesses. This enables these businesses to create their own customized co-branded or private-labeled lending exchanges. Through these relationships, we can earn Lend-X Technology revenue from technology fees related to customizing, licensing and hosting the third party exchange.

Lend-X Technology revenue totaled $1.3 million, or 5% of our revenue, for the quarter ended June 30, 2002 compared to $1.9 million, or 12% of revenue for the same period of 2001. While we do continue to generate revenue from the licensing and use of our software, it can be irregular based on the size and timing of new contracts. The primary strategy for Lend-X is to support the growth of our Exchange. Accordingly, our focus for Lend-X is to facilitate the delivery of consumer demand to our Lending and Realty Services Exchanges. We achieve this through using our technology in arrangements with other online businesses that transmit consumers to our Exchanges. While we do not generate Lend-X technology revenue from these arrangements, the Exchange revenue driven by them in the quarter ended June 30, 2002 increased $1.1 million, or 200%, over the same period in 2001.

         Cost of Revenue and Gross Profit

For the quarter ended June 30, 2002, Lend-X Technology gross profit was $1.0 million, or 78.8% of Lend-X Technology revenue, compared to $1.6 million, or 81.7% of Lend-X Technology revenue, for the quarter ended June 30, 2001.

Costs of revenue associated with Lend-X Technology are employment costs related to customizing and/or implementing Lend-X for third parties and ongoing server costs related to hosting Lend-X for these companies. These costs decreased approximately $0.1 million in the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 primarily due to less labor-intensive consulting and implementation projects in the quarter ended June 30, 2002.

         CONSOLIDATED OPERATING EXPENSES

Product development expense was approximately $0.8 million for the quarter ended June 30, 2002 compared to $1.2 million for the quarter ended June 30, 2001. Product development costs consist of expenses incurred related to the ongoing efforts to enhance and maintain the functionality of our exchange technology and include compensation costs and server costs as well as other hardware. Compensation costs accounted for 93% of product development expense for both the quarter ended June 30, 2002 and for the same period of 2001.

The decrease in expense is primarily due to $0.3 million more capitalized technology department employment expenses in the quarter ended June 30, 2002 as compared to the same period in 2001. This increase in capitalization is due to our technology department incurring more time on development for our Website and Exchange and adding increased functionality in the second quarter of 2002 versus system maintenance and customizing our software for customers in the same period in 2001. The overall decrease in product development expense is also due to fewer employees in this department in 2002 as compared to 2001.

Marketing and advertising expenses of $12.2 million were approximately 50% of our consolidated revenue in the quarter ended June 30, 2002 compared to $10.6 million, or 67% of our consolidated revenue, in the quarter ended June 30, 2001. Although we had an overall increase of $1.6 million in marketing and advertising expense in the quarter ended June 30, 2002 compared to the same period of 2001, we were able to achieve a decrease in these costs expressed as a percentage of revenue. We attribute the decrease in marketing and advertising as a percentage of revenue to a number of factors:

         - The substantial increases in revenue, which as discussed above, are attributable to a number of factors, including, improvements in our closing rates, transmit rates and the impact of our pricing changes;

         - We have adjusted our advertising mix to grow our home equity product. Among our offerings, the home equity product contributes the highest revenue-per-consumer and therefore has the greatest impact on our marketing and advertising costs as a percentage of revenue;

         - We have also established new and expanded business relationships with a number of high-profile on-line portals and businesses that cater to consumers that are more likely to have an interest in one or more of our lending or realty related services; and

         - We have seen continued improvements in consumer awareness of LendingTree which has resulted in brand momentum.

The $1.6 million increase in marketing and advertising expenses in the quarter ended June 30, 2002 as compared to the same period of 2001 is primarily the result of $2.7 million more in spending for ad delivery costs such as cable television commercials, network radio and internet-based advertisements. Additionally, we incurred $0.9 million more marketing and advertising expense with on-line portals and businesses and for the costs of promoting our affiliations with various third-party membership programs. Partially offsetting these increases was $1.5 million less expense for new ad production in the quarter ended June 30, 2002 compared the same period in 2001 and $0.4 million less on direct-mail campaigns and $0.2 million less expense for marketing research.

Management intends to continue to spend significant amounts on marketing and advertising, primarily using cable television and network radio as our primary advertising strategy. However, we will periodically evaluate other mediums such as broadcast television advertisements, direct mail and e-mail campaigns as a way to determine if we can generate more consumer volume to our site in a cost-effective manner. Additionally, from time to time, we will invest in new ad production. There can be no assurances that such spending or changes in our strategy will result in improved cost-effectiveness.

Sales, general and administrative expenses for the quarter ended June 30, 2002 decreased to $8.3 million or 34% of consolidated revenue from $11.5 million or 73% of consolidated revenue in the quarter ended June 30, 2001. The most significant reason for this $3.2 million decrease was due to non-cash compensation expenses in the quarter ended June 30, 2001 as a result of variable accounting treatment on the underlying securities of our Chief Executive Officer's promissory note. This promissory note was amended in August 2001 resulting in fixed accounting treatment for the underlying securities going forward and therefore no such charge was recorded in the quarter ended June 30, 2002.

Additionally, incentive compensation expenses were approximately $0.5 million lower in the quarter ended June 30, 2002 as compared to the same period of 2001. Throughout the quarter ended June 30, 2001, our results significantly exceeded our bonus-plan targets and this was reflected in the higher incentive compensation accruals for that period. For 2001, the bonus plan did not have upper limits established for payouts until after the end of the year. Conversely, for the same period in 2002 we have established limits on incentive plan payouts and we have substantially increased our bonus-plan targets. We currently estimate that we will meet, but not significantly exceed these higher targets. Accordingly, the incentive compensation expense accrued for the quarter ended June 30, 2002 is lower than for the same period of 2001.

The above decreases in administrative expenses were partially offset by increases in other employment expenses. We experienced a $0.6 million increase in employment related expenses in the quarter ended June 30, 2002 compared to the same period in 2001 due to more employees and increased health insurance costs. We had 240 employees at June 30, 2002 compared to 225 employees at June 30, 2001.

         Loss on Impaired Investment

In June 2001, we determined that the value of our minority investment in another company was impaired after its merger with a third company. Accordingly, we wrote down the investment to its estimated fair value of $0.25 million, recording $0.35 million as a non-operating loss on impaired investment in the quarter ended June 30, 2001.

         Interest and Other Non-Operating Income

Interest and other non-operating income consists of interest earned on cash and cash equivalents and restricted cash, as well as other non-operating income including late fees and penalties. In the quarter ended June 30, 2002, we earned approximately $0.2 million of income related to penalties charged to Lenders resulting from the program to find closed loan transactions that were not reported through the normal reporting process. Interest income was approximately $0.1 million in the quarter ended June 30, 2002 and $0.2 million in the quarter ended June 30, 2001.

         Interest Expense, Financing and Other Charges

Interest expense, financing and other charges were approximately $0.1 million for both the quarters ended June 30, 2002 and 2001. This line item consists of bank service charges, interest on capital leases and borrowings and other expenses related to our credit facilities.

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

For the quarter ended June 30, 2002, we have elected to pay the quarterly dividends in cash. We paid the second quarter dividends on July 1, 2002. This has resulted in a $0.5 million liability being recorded on our accompanying consolidated balance sheet as of June 30, 2002.

For the quarter ended June 30, 2002, we recorded a total of $0.5 million of dividend charges. For the quarter ended June 30, 2001, we had elected to pay the quarterly dividends by increasing the stated value per share of the Series A Preferred Stock. As a result of these stated value dividends, we increased the carrying value of the Series A Preferred Stock on our balance sheet by approximately $0.6 million. We also recognized, as an increase to our net loss attributable to common shareholders, an additional $0.4 million of dividend charges resulting from the excess of the fair value of the common stock that the 8% dividends on the Series A Preferred Stock will convert into over the $3.50 conversion price that will be paid upon such conversion. Therefore, for the quarter ended June 30, 2001, we recorded a total of $1.0 million of dividend charges.

We are required to redeem all Series A Preferred Stock shares remaining outstanding on March 20, 2006 at a price of 105% of the then current value per share. Accordingly, we are accreting the value of the Series A Preferred Stock up to the redemption value of the shares using the effective interest method. This is increasing the carrying value of the Series A Preferred Stock and the charge is included in the computation of net loss attributable to common shareholders. In both the quarters ended June 30, 2002 and 2001, we recorded approximately $0.2 million of accretion charges.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO
         SIX MONTHS ENDED JUNE 30, 2001

         CONSOLIDATED RESULTS

         Revenue

For the six months ended June 30, 2002, consolidated revenue was approximately $45.7 million compared with approximately $28.1 million for the same period of 2001. Our Lending Exchange segment accounted for approximately 85% of our consolidated revenue in the six months ended June 30, 2002 and $15.7 million of the overall $17.6 million increase in consolidated revenue over the six months ended June 30, 2001. Our Realty Services segment accounted for 9% of our consolidated revenue in the six months ended June 30, 2002 and $2.0 million of the increase in consolidated revenue over the six months ended June 30, 2001. Lend-X Technology revenue was 6% of our consolidated revenue in the six months ended June 30, 2002 and was less than $0.1 million higher than the same period in 2001. See details by segment below.

         Gross Profit

For the six months ended June 30, 2002, the consolidated gross profit was $38.7 million, or 84.6% of consolidated revenue, compared to $20.9 million or 74.8% of revenue for the six months ended June 30, 2001, an increase of 84%. Our Lending Exchange segment contributed to $16.4 million of the overall $17.8 million increase in gross profit from the six months ended June 30, 2001. We attribute this increase in gross profit primarily to the scalability of our Lending Exchange business model. Our Realty Services segment added approximately $1.0 million of the increase and our Lend-X Technology segment added another $0.3 million of the increase.

         LENDING EXCHANGE SEGMENT RESULTS

         Revenue

We earn Lending Exchange revenue primarily from Lenders on our network that pay us fees as qualification forms are transmitted to them (transmit fees) and for loans they make with consumers that we transmitted to them (closed-loan fees). A consumer's discrete qualification form can be transmitted to up to four Lenders. In this way, we generate multiple transmission fees for the same qualification form and increase the likelihood that the consumer will close a loan with one of the Lenders on our Exchange.

See the Management's Discussion and Analysis above for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 for a summary of various initiatives to increase revenue.

For the six months ended June 30, 2002, Lending Exchange revenue increased approximately $15.7 million, or 68%, to $38.8 million from $23.1 million in the quarter ended June 30, 2001. This increase in Lending Exchange revenue primarily reflects (1) an increase in the number of closed mortgage and home equity loans, (2) an increase in our mortgage and home equity product pricing and (3) an increase in the number of multiple transmissions of each discrete qualification form.

The table below illustrates several key components of our Lending Exchange revenue for the six months ended June 30, 2002 and 2001.

                                    Six Months Ended June 30, 2002                               Six Months Ended June 30, 2001
                                                                         (in thousands)

                                         Discrete        Multiple      Number                Discrete       Multiple      Number
                                        Transmission   Transmission   of Closed             Transmission  Transmission  of Closed
Lending Exchange               Revenue     Volume         Volume     Transactions  Revenue    Volume         Volume     Transactions
Mortgage                       $ 20,311      287           844            26       $ 10,823      287           612           16
Home Equity                      13,982      151           448            36          7,742       96           301           23
Auto, Personal, Credit Card       3,347      310           692            62          4,211      286           485          102
All Other Exchange Fees           1,173                                                 318
                               --------      ---         -----           ---       --------      ---         -----          ---
   Total Lending Exchange      $ 38,813      748         1,984           126       $ 23,094      669         1,398          141
                               ========      ===         =====           ===       ========      ===         =====          ===

         Mortgage Revenue

Mortgage revenue increased by $9.5 million, or 88%, to $20.3 million in the six months ended June 30, 2002 from $10.8 million in the six months ended June 30, 2001.

As seen in the table above, the number of closed mortgage transactions increased 75% to approximately 28,000 closed transactions in the six months ended June 30, 2002 from approximately 16,000 closed transactions in the same period of 2001. This increase of 12,000 additional closed-loan transactions in 2002 contributed approximately $5.3 million to the overall increase in mortgage revenue.

This increase reflects a number of initiatives, including expanding the capacity of our lender network, training Lenders in best practices and providing automation tools. As a result, we have seen continual increases in our average closing rate for mortgages. For the three months ended March 31, 2002 the average closing rate was 7.2% as compared to 6.6% in the same period of 2001 and for the three months ended June 30, 2002 the average closing rate was 7.9% as compared to 5.7% in the same period of 2001.

Additionally, due to the typical lag between the transmission of a qualification form and the closing of a mortgage loan, the higher level of multiple transmission volume that we had experienced in the fourth quarter of 2001 and the first quarter of 2002 (744,000 transmits) as compared to the fourth quarter of 2000 and the first quarter of 2001 (510,000 transmits) also contributed to the $5.6 million increase in revenue from closed mortgage loan transactions. Accordingly, if our close rates remain at or above current levels we anticipate that the higher multiple transmission volume shown in the table above for the 2002 period compared to 2001 will result in higher closed mortgage loan revenue in the quarter ending September 30, 2002 compared to the same period of 2001.

Approximately $0.5 million of this increase is related to fees that we earn from lending transactions involving arrangements with third-party membership programs, such as Delta Skymiles, USAirways Dividend Miles, Continental Airline One Pass Miles, Northwest Airlines World Perks and Costco Wholesale, which allow us to provide lending services to their members. We transmit the qualification form completed by the third-party member, to certain selected Lenders and earn closed loan fees for our services from the Lender for each loan that closes.

We also attribute a small portion of the increase in closed transactions to a new program implemented in 2002 that has identified closed mortgage transactions that were not reported to us through our normal reporting process. These transactions accounted for approximately 4% of our mortgage closed transactions in the six months ended June 30, 2002 and $0.5 million of the increase in mortgage revenue over the six-month period ended June 30, 2001. We expect the impact of this program on our closed transactions to decrease as we perform the matching process over a shorter time period going forward and as a result of improved Lender processes.

From a transmit fee standpoint, multiple transmissions of mortgage qualification forms increased by approximately 232,000 in the six months ended June 30, 2002 from the six months ended June 30, 2001 and resulted in an increase in revenue of $1.8 million. As the table above demonstrates, on average, we were able to transmit each discrete mortgage qualification form approximately 3.0 times in the six month period ended June 30, 2002 compared to approximately 2.2 times in the same period of 2001. We believe that the increase in our multiple transmissions reflects the greater willingness of Lenders to find low-cost business in a post-refinance boom period, the expanding capacity of our lender network and the effect of some of our initiatives to increase the number of offers a consumer receives.

Additionally, our November 2001 pricing change for closed mortgage transactions from a flat fee to a tiered structure had the effect of raising our average revenue per closing and contributed $1.6 million to the increase in mortgage revenue for the six months ended June 30, 2002. In November 2001 we also increased our standard transmit fee from $8.00 per transmit to $9.00 per transmit. This price increase contributed $0.8 million of mortgage revenue.

         Home Equity Revenue

Home Equity revenue increased approximately $6.3 million, or 81%, to $14.0 million in the six months ended June 30, 2002 from $7.7 million in the same period of 2001.

As can be seen in the table above, the number of closed home equity transactions increased by 57% to approximately 36,000 closed transactions in the six months ended June 30, 2002 from approximately 23,000 closed transactions in the same period of 2001. This increase of 13,000 closed transactions contributed $3.3 million to the increase in home equity revenue. We believe most of this increase can be attributed to higher consumer demand for home equity loans driven by a low interest rate environment and the success of our marketing campaigns. An additional small portion of this increase is attributed to a new program implemented in 2002 that has identified closed home equity transactions that were not reported to us through our normal reporting process. These transactions accounted for approximately 2% of our closed home equity transactions in the six months ended June 30, 2002 and $0.2 million of the increase in home equity revenue over the same period in 2001.

Multiple transmission volume of home equity qualification forms increased by approximately 49% or by approximately 147,000 transmissions in 2002 compared to 2001 and resulted in an increase of home equity revenue of $1.1 million. While the average rate at which we were able to transmit each discrete home equity qualification form decreased slightly from 3.1 times in the first half of 2001 to 3.0 times in the first half of 2002, we had an increase of 57% in the number of discrete home equity transmissions. We attribute this increase in discrete transmissions, in part, to our 2002 advertisements focusing on and targeting our home equity product. We also have seen an increase in consumer demand for home equity loans, as the key interest rates underlying these types of loans have remained relatively low.

Additionally, our November 2001 closed-loan fee pricing change for home equity transactions increased our standard fee from $250 to $275 and resulted in a $1.3 million increase in home equity revenue this period. In November 2001 we also increased our standard transmit fee from $8.00 per transmit to $9.00 per transmit. This price increase contributed an additional $0.5 million of home equity revenue.

         Auto, Personal and Credit Card Revenue

Auto, Personal and Credit Card products accounted for approximately 9% of our Lending Exchange revenue in the six months ended June 30, 2002 and approximately 18% in the six months ended June 30, 2001. This was a decrease of approximately $0.9 million, or 21%, from period to period. This decrease can primarily be attributed to approximately $1.5 million lower revenue generated from our credit card product. This decrease reflects a general reluctance by credit card providers to accept sub-prime qualification forms from higher risk customers and has caused some of our credit card providers to disengage from our Exchange.

Partially offsetting this decrease in revenue was an increase in our auto revenue of approximately $0.6 million with 64% more closed auto loan transactions in the six months ended June 30, 2002 as compared to the same period in 2001. This increase is due to increased volume generated through new and expanded business relationships with on-line portals and better lender coverage.

         All Other Lending Exchange Revenue

All other Lending Exchange revenue, as shown in the table above, increased by approximately $0.5 million to $1.2 million in the six months ended June 30, 2002 compared to $0.6 million in the same period of 2001. The increase can be attributed to new arrangements with other online businesses that offer various complementary products to our customers through their Websites.

         Cost of Revenue and Gross Profit

For the six months ended June 30, 2002 the gross profit for the Lending Exchange segment was $34.7 million, or 90.1%. This is a $16.4 million improvement from the same period in 2001, in which we had a gross profit of $18.3 million, or 79.2%. We attribute this increase in gross profit primarily to the scalability of our Lending Exchange business model. As our multiple transmit rate and closing volume increase, our costs do not necessarily increase in proportion. Additionally, as we add Lenders to our Exchange we increase our capacity to provide the growing number of consumers using our services the ability to find and close loans. As a result, when more loans close through our Lending Exchange, and our revenue increases, it has a positive impact on our gross profit and gross profit percentage because many of our costs are fixed or controllable. The November 2001 changes in pricing for our transmit fees and closed-loan fees, as discussed above, also favorably impacted our gross profit this period.

Lending Exchange costs of revenue decreased by $0.7 million, or 14%, to $4.1 million in the six months ended June 30, 2002 from $4.8 million in the six months ended June 30, 2001. During this same period, our Lending Exchange revenue grew approximately 68%.

The decrease in cost of revenue primarily reflects a reduction in promotional payments and gift certificates to consumers who closed a loan through our exchange. From time-to-time we adjust the incentives offered to consumers based on evaluations of the responsiveness of consumers to such incentives. Our spending on consumer incentives and promotions decreased by $1.0 million in the first half of 2002 compared to the first half of 2001. Additionally, as a result of our volume increases, we have been able to negotiate a decrease in our per-transaction credit-scoring costs and for the six months ended June 30, 2002 had $0.2 million lower costs in this area.

Partially offsetting these decreases in expense was a $0.4 million increase in our employment expenses (employees and independent contractors) related to increases in our call center to help better manage and direct our consumer call volume. We also incurred approximately $0.1 million of fees related to the program identified above to closed loans that were not reported to us through the normal reporting process.

         REALTY SERVICES SEGMENT RESULTS

         Revenue

We earn Realty Services revenue from real estate brokers participating in our network that pay us a fee when consumers' requests that we transmit to them result in a purchase or sale of a home.

Realty Services revenue increased to $4.0 million in the six months ended June 30, 2002 from $2.1 million in the same period of 2001. This $1.9 million increase is due to a higher number of closed transactions in the quarter. While Realty Services transmission volume increased only 19% to 38,000 in the six months ended June 30, 2002 from 32,000 in the six months ended June 30, 2001, the number of closed transactions for this segment increased 80% to approximately 1,800 in the six months ended June 30, 2002 from 1,000 in the same period of 2001. We have grown this business by increasing the number of real estate professionals participating in our exchange, coupled with expanding our training and best-practices programs. Additionally, we have increased our marketing efforts to improve consumer awareness of the benefits of closing a transaction through our services. Additionally, throughout 2002 we have entered into arrangements with several new affinity groups or membership programs to provide their members with benefits for using our services. We are able to market our services directly to the members in these groups and provide them with benefits that are affiliated with their membership such as airline miles, store gift certificates or other incentives.

         Cost of Revenue and Gross Profit

Realty Services gross profit and gross profit percentage improved in the six months ended June 30, 2002 from the same period of 2001. Gross profits were $1.6 million, or 41.2%, and $0.6 million, or 28.5%, in the six months ended June 30, 2002 and 2001, respectively. We have decreased the incentive amounts offered to Realty Services consumers in 2002 and several incentive offers are a fixed dollar amount. Accordingly, we anticipate that costs associated with our Realty Services segment will continue to decrease as a percentage of its revenue.

Realty Services cost of revenue increased approximately $0.9 million, or 58%, from the six months ended June 30, 2001 compared to the same period in 2002. This increase is primarily due to an increase in the number of closed Realty Services transactions that resulted in a higher number of incentives and promotional payments made directly to consumers for using our services.

         LEND-X TECHNOLOGY SEGMENT RESULTS

         Revenue

We license and host our Lend-X technology platform for use by other businesses. This enables these businesses to create their own customized co-branded or private-labeled lending exchanges. Through these relationships, we can earn Lend-X Technology revenue from technology fees related to customizing, licensing and hosting the third party exchange.

Lend-X Technology revenue totaled $3.0 million, or 6% of our revenue, for the six months ended June 30, 2002 compared to $2.9 million, or 10% of revenue for the same period of 2001. While we do continue to generate revenue from the licensing and use of our software, it can be irregular based on the size and timing of new contracts. The primary strategy for Lend-X is to support the growth of our Exchange. Accordingly, our focus for Lend-X is to facilitate the delivery of consumer demand to our Lending and Realty Services Exchanges. We achieve this through using our technology in arrangements with other online businesses that transmit consumers to our Exchanges. While we do not generate Lend-X technology revenue from these arrangements, the exchange revenue driven by these Lend-X users in the six months ended June 30, 2002 increased $2.2 million, or 200%, over the same period in 2001.

         Cost of Revenue and Gross Profit

For the six months ended June 30, 2002, Lend-X Technology gross profit was $2.4 million, or 79.7% of Lend-X Technology revenue, compared to $2.1 million, or 72.6% of Lend-X Technology revenue, for the quarter ended June 30, 2001.

Costs of revenue associated with Lend-X Technology are employment costs related to customizing and/or implementing Lend-X for third parties and ongoing server costs related to hosting Lend-X for these companies. These costs decreased approximately $0.2 million in the six months ended June 30, 2001 compared to the six months ended June 30, 2001 primarily due to less labor-intensive consulting and implementation projects in the six months ended June 30, 2002.

         CONSOLIDATED OPERATING EXPENSES

Product development expense was approximately $1.6 million for the six months ended June 30, 2002 compared to $2.2 million for the six months ended June 30, 2001. Product development costs consist of expenses incurred related to the ongoing efforts to enhance and maintain the functionality of our exchange technology and include compensation costs, server and other hardware costs. Compensation costs accounted for 93% of product development expense for the six months ended June 30, 2002 and 92% for the same period of 2001.

The decrease in expense is primarily due to $0.4 million more capitalized technology department employment expenses in the six months ended June 30, 2002 as compared to the same period in 2001. This increase in capitalization is due to our technology department incurring more time on development for our Website and Exchange and adding increased functionality in 2002 versus system maintenance and customizing our software for customers in 2001. The overall decrease in product development expense is also due to fewer employees in this department in 2002 as compared to 2001.

Marketing and advertising expenses of $22.9 million were approximately 50% of our consolidated revenue in the six months ended June 30, 2002 compared to $19.5 million, or 69% of our consolidated revenue, in the six months ended June 30, 2001. Although we had an overall increase of $3.4 million in marketing and advertising expense in the six months ending June 30, 2002 compared to 2001, we were able to achieve a decrease in these costs expressed as a percentage of revenue. We attribute the decrease in marketing and advertising as a percentage of revenue to a number of factors:

         - The substantial increases in revenue, which as discussed above, are attributable to a number of factors including, improvements in our closing rates, transmit rates and the impact of our pricing changes;

         - We have adjusted our advertising mix to grow our home equity product. Among our offerings, the home equity product contributes the highest revenue-per-consumer and therefore has the greatest impact on our marketing and advertising costs as a percentage of revenue;

         - We have also established new and expanded business relationships with a number of high-profile on-line portals and businesses that cater to consumers that are more likely to have an interest in one or more of our lending or realty related services; and

         - We have seen continued improvements in consumer awareness of LendingTree which has resulted in brand momentum.

The $3.4 million increase in marketing and advertising expenses in the six months ended June 30, 2002 as compared to the same period in 2001 is primarily the result of $4.1 million more in spending for ad delivery costs such as cable television commercials, network radio and internet-based advertisements. Additionally, we incurred $1.7 more marketing and advertising expense with on-line portals and businesses and for the costs of promoting our affiliations with various third-party membership programs. Partially offsetting these increases was a $1.0 million decrease in direct-mail campaign spending.

Management intends to continue to spend significant amounts on marketing and advertising, primarily using cable television and network radio in our primary advertising strategy. However, we will periodically evaluate other mediums such as broadcast television advertisements, direct mail and e-mail campaigns as a way to determine if we can generate more consumer volume to our site in a cost-effective manner. Additionally, from time to time we will invest in new ad production. There can be no assurances that such spending or changes in our strategy will result in improved cost-effectiveness.

Sales, general and administrative expenses for the six months ended June 30, 2002 decreased to 34% of consolidated revenue, or $15.6 million, from 73% of consolidated revenue, or $20.6 million in the six months ended June 30, 2001. The most significant reason for this $4.9 million decrease was due to lower overall compensation expense in the six months ended June 30, 2002 as compared to the same period of 2001. The following describes the components of compensation expense that contributed to the decrease:

- $4.0 million of non-cash compensation expenses related to net charges taken in the six months ended June 30, 2001 as a result of variable accounting treatment on the underlying securities of our Chief Executive Officer's promissory note. This promissory note was amended in August 2001 resulting in fixed accounting treatment for the underlying securities going forward and therefore no such charge was recorded in the six months ended June 30, 2002.

- $1.8 million decrease in incentive compensation expense from period to period. Throughout the six months ended June 30, 2001, our results significantly exceeded our bonus-plan targets and this was reflected in the higher incentive compensation accruals for that period. For 2001, the bonus plan did not have upper limits established for payouts until after the end of the year. Conversely, for the same period in 2002 we have established limits on incentive plan payouts and we have substantially increased our bonus-plan targets. We currently estimate that we will meet, but not significantly exceed these higher targets. Accordingly, the incentive compensation expense accrued for the six months ended June 30, 2002 is lower than for the same period of 2001. Additionally, on March 20, 2002, after taking into consideration the beneficial impact that the favorable interest rate environment had on our 2001 financial results, the Board of Directors approved 2001 bonuses at a level that limited the maximum amount of the payouts. The approved bonus amounts were approximately $0.6 million below the December 31, 2001 accrued amount and resulted in a credit to our operating results for the first quarter 2002.

- Partially offsetting these decreased costs were employee salary and benefits compensation costs that were approximately $0.9 million higher in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. These increased costs were primarily the result of 15 more employees at June 30, 2002 compared to June 30, 2001 and increased health insurance costs. We had 240 full-time employees at June 30, 2002 compared to 225 at June 30, 2001.

         Loss on Impaired Investment

In June 2001, we determined that the value of our minority investment in another company was impaired after its merger with a third company. Accordingly, we wrote down the investment to its estimated fair value of $0.25 million, recording $0.35 million as a non-operating loss on impaired investment in the six month period ended June 30, 2001.

         Interest and Other Non-Operating Income

Interest and other non-operating income consists of interest earned on cash and cash equivalents and restricted cash, as well as other non-operating income including late fees and penalties. In the six months ended June 30, 2002, we earned approximately $0.2 million of income related to penalties charged to Lenders resulting from the program to find closed-loan transactions that were not reported through the normal reporting process. Interest and other non-operating income was approximately $0.4 million in the six months ended June 30, 2002 and $0.3 million in the six months ended June 30, 2001.

         Interest Expense, Financing and Other Charges

Interest expense, financing and other charges were approximately $0.2 million and $0.1 million for six months ended June 30, 2002 and 2001, respectively. This line item consists of bank service charges, interest on capital leases and borrowings and other expenses related to our credit facilities.

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

For the quarter ended June 30, 2002, we have elected to pay the quarterly dividends in cash. We paid the quarterly dividends on July 1, 2002. This has resulted in a $0.5 million liability being recorded on our accompanying consolidated balance sheet as of June 30, 2002. As a result of electing to pay in cash instead of increasing the stated value per share, we did not record any additional dividend charges resulting from the excess of the fair value of our common stock that the 8% dividends on the Series A Preferred Stock will convert into over the $3.50 conversion price.

For the quarter ended March 31, 2002 we had elected to pay the quarterly dividends by increasing the stated value per share of the Series A Preferred Stock. As a result of these stated value dividends, for the quarter ended March 31, 2002, we increased the carrying value of the Series A Preferred Stock on our balance sheet by $0.6 million. We also recognized, as an increase to our net loss attributable to common shareholders, an additional $1.4 million of dividend charges resulting from the excess of the fair value of the common stock that the 8% dividends on the Series A Preferred Stock will convert into over the $3.50 conversion price that will be paid upon such conversion. Therefore, for the six months ended June 30, 2002, we recorded a total of $2.5 million of dividend charges.

For the six months ended June 30, 2001, we had elected to pay both quarterly dividends by increasing the stated value per share of the Series A Preferred Stock. We increased the carrying value of the Series A Preferred Stock on our balance sheet by approximately $0.6 million. We also recognized, as an increase to our net loss attributable to common shareholders, an additional $0.4 million of dividend charges resulting from the excess of the fair value of the common stock that the 8% dividends on the Series A Preferred Stock will convert into over the $3.50 conversion price that will be paid upon such conversion. Therefore, for the six months ended June 30, 2001, we recorded a total of $1.0 million of dividend charges.

We are required to redeem all Series A Preferred Stock shares remaining outstanding on March 20, 2006 at a price of 105% of the then current value per share. Accordingly, we are accreting the value of the Series A Preferred Stock up to the redemption value of the shares using the effective interest method. This is increasing the carrying value of the Series A Preferred Stock and the charge is included in the computation of net loss attributable to common shareholders. In the six months ended June 30, 2002 and 2001, we recorded approximately $0.3 million and $0.2 million, respectively, of accretion charges.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         Significant Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and refine our judgments on an ongoing basis as actual results and experiences develop. Actual results could differ from our estimates.

The most significant accounting estimates that effect our financial position and results of operations and financial condition in the following ways:

- Under our incentive compensation plan for the 2002 calendar year, employees can earn bonus awards based on a combination of the Company's achievement of certain revenue and earnings targets for the year and individual achievement of specified personal goals. Through June 30, 2002, based on actual results to date and forecasts through the remainder of the year, management has estimated that the Company will achieve the incentive plan revenue and earnings targets for the year. Further, based on historical trends, management has assumed that employees will achieve 80% of their individual performance goals. During the year, management makes monthly estimates of the amount of an award each employee has earned based on the Company's performance and expected achievement levels by employees relative to their pre-set goals. These monthly estimates are accrued with a charge to operating income for that period. The awards are typically paid to the employee following the completion of a year when actual results are known and individual performance against goals is evaluated. As of June 30, 2002 we had a $2.1 million accrued liability related to expected costs of payouts for the 2002 incentive compensation plan and had charged $2.2 million to operating income for the six-month period ending June 30, 2002. As an example of the impact that changes in key variables relating to this estimate could have on our financial results we have calculated the following:

         - If the Company's results were to fall 10% below the incentive plan's revenue and earnings targets for the year, the expected payout for the year would decrease by approximately $0.2 million and our incentive compensation charged to operating income through June 30, 2002 would have been $0.1 million lower.

         - Conversely, if the Company were to exceed the incentive plan revenue and earnings targets for the year by 10%, additional incentives could be earned and the expected payout for the year would increase by approximately $0.6 million and our incentive compensation charged to operating income through June 30, 2002 would have been $0.3 million higher.

- We estimate liabilities for payouts under various consumer promotional programs. At our discretion, we may offer consumers that utilize our exchange services certain promotional incentives to complete a transaction. We may offer these consumers the opportunity to receive cash payments, gift certificates, or other discounts or coupons in the event they complete a transaction utilizing our services. We estimate the liability for these consumer promotional costs each month based on the number of consumers the promotions are being offered to, historical levels of completed transactions and the rate at which consumers have historically responded to the same or similar promotions. As of June 30, 2002 we had $0.3 million of liabilities recorded related to expected costs of payouts for consumer promotions and had charged $0.1 million to operating income for the six month periods ending June 30, 2002. As an example of the impact that changes in key variables relating to this estimate could have on our financial results we have calculated the following:

         - If the rate at which consumers respond to our promotions were to increase 10% from the estimated rates we are using at June 30, 2002, the accrual for consumer promotion payouts would increase less than $0.1 million, resulting in an additional charge to cost of revenue of the same amount.

         - Conversely, if the rate at which consumers respond to our promotions were to decrease 10% from the estimated rates we are using at June 30, 2002, the accrual for consumer promotion payouts would decrease less than $0.1 million, resulting in an additional charge to cost of revenue of the same amount.

- For most of our Lend-X technology arrangements, we host our Lend-X technology for use by third parties that pay us various fees for the right to access and use our software. For each arrangement we estimate the term that the customer will use our services and recognize the applicable revenue and costs over that period if it is longer than the stated term of the related contract. Our estimates of the expected arrangement term vary by customer and type of service we agree to provide, but are generally between one and three years. If the expected term of any arrangement were to be extended beyond our current estimates, we would defer the remaining revenue and costs of that arrangement and recognize them over that new term.

- Our allowance for doubtful accounts is an estimate based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable and our historical trends related to uncollectible receivables. When management determines that there is substantial doubt about the collectibility of a specific customer account, we provide a reserve for the amount that we estimate to be uncollectible. Additionally, based on historical experience, management estimates a reserve of 2% of the accounts receivable balance to provide for the general exposure of unspecific uncollectible amounts. As of June 30, 2002 our allowance for doubtful accounts was approximately $0.6 million and for the six months ended June 30, 2002, we had recorded bad debt expense of $0.3 million. If there were a deterioration of our customers' credit worthiness or if actual defaults were higher than our historical experience, our allowance for doubtful accounts could be insufficient and additional bad debt expense would be incurred.

         LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2002 we required $0.5 million of cash to fund operations. We classify deposits to and uses of restricted cash as investing activities. Including the net changes in restricted cash with cash used in operating activities, our cash required for the six months ended June 30, 2002 was $6.5 million. Since inception, we have incurred significant losses and have an accumulated deficit of $128.2 million as of June 30, 2002. These uses of cash, losses and accumulated deficit have resulted from the significant costs incurred for growing our overall business and building our LendingTree brand. As of June 30, 2002, we had approximately $13.9 million in cash, cash equivalents and restricted cash.

Restricted cash at June 30, 2002 of $8.8 million primarily includes funds that are maintained in an escrow account. This escrow account was established by us and our advertising agency to maintain funds set aside by us for current and future expenditures by our advertising agency. Disbursements from the escrow account can only be made for advertising expenditures we have approved in advance. As of June 30, 2002, the balance in this escrow account covers our June and July media expenditures. We anticipate that advertising costs will continue to represent a significant portion of operating expenses and that we will continue to be required to set aside funds in order to secure favorable advertising spots at reasonable costs.

As described below, in April 2002, we sold $5.9 million of common stock in a private placement transaction. Additionally, during the six months ended June 30, 2002, we received $3.4 million from the exercise of stock options.

We have the following additional sources of financing in place:

-        A revolving credit facility with GE Capital Commercial Services, Inc.
         ("GE") that provides a maximum availability of up to $15.0 million. Under this arrangement, we have pledged our trade accounts receivable and borrowings are limited to 90% of our eligible accounts receivable and bear interest at the prime rate. As of June 30, 2002 we had eligible receivables of approximately $6.3 million and we had no borrowings outstanding under this facility.

- A $2.5 million revolving loan with the Federal Home Loan Mortgage Corporation ("Freddie Mac") that expires in March 2003. Any amounts outstanding under the Freddie Mac facility would bear interest at a rate of 10% payable in cash and an additional amount payable in warrants. As of June 30, 2002, we have not borrowed under this credit facility and accordingly, have not paid any interest or issued any interest-warrants.

- An equity line whereby we may, at our discretion, sell shares of our common stock to an investor from time-to-time subject to maximum sale limitations in any one monthly period with a term ending March 6, 2003. If we choose to drawdown the equity line, the minimum amount of any drawdown is $0.1 million and the maximum amount is the greater of
         (i) $1.0 million or (ii) 20% of the average of the daily volume weighted average price of our common stock for the twenty-two (22) day trading period immediately prior to the date we request a drawdown multiplied by the total trading volume of the common stock for such period. Only one drawdown is allowed in each period of 22 trading days beginning on the date of the drawdown notice. Subject to certain adjustments, the number of shares to be issued on each settlement date will be a number of shares equal to the sum of the quotients (for each trading day within the settlement period) of (x) 1/22nd of the investment amount and (y) the purchase price on each trading day within the settlement period. As of June 30, 2002 we have not used this equity line. Further, based on our current cash position and projected financial results, the likelihood of any use of this equity line, in management's judgment, is remote.

We believe that the existing cash and cash equivalents, restricted cash, the availability of the two revolving credit facilities noted above, as well as cash generated from operations will be sufficient to fund our ongoing operating and capital needs over the next year including the payment of cash dividends to the holders of our Series A Preferred Stock. We believe cash from operations will be generated from revenue growth resulting from the continued growth in online-lending, expansion of our network of Lenders and by more consumers utilizing our Exchange. We expect to be able to drive more consumers to our Exchange by leveraging our existing high brand awareness, utilizing our product-focused advertisements and by developing business relationships with significant web-portals and other financially oriented on-line businesses.

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

SIGNIFICANT CUSTOMERS AND CONCENTRATIONS

For the quarter ended June 30, 2002, two customers accounted for 47% and 22%, respectively, of our total Lend-X Technology revenue. For the quarter ended June 30, 2001 these same two customers accounted for 29% and 49%, respectively, of our total Lend-X Technology revenue.

For the six months ended June 30, 2002, two customers accounted for 52% and 18%, respectively, of our total Lend-X Technology revenue. For the six months ended June 30, 2001 these same two customers accounted for 30% and 41% of our total Lend-X Technology revenue.

No customer accounted for greater than 10% of our accounts receivable balance as of June 30, 2002 or 2001. Additionally, no customer accounted for more than 10% of our Lending exchange revenue in the quarters or six months ended June 30, 2002 or June 30, 2001.

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

         FORWARD-LOOKING STATEMENTS AND CERTAIN RISKS

This quarterly report on Form 10-Q contains certain forward-looking statements and information based on our beliefs as well as assumptions made by, and information currently available to us. Many statements made in the 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not based on historical facts but are based on beliefs as well as assumptions made by us and information currently available to us. The words "expects," "anticipates," "estimates," "intends," "believes," "plans" and similar expressions are intended to identify forward-looking statements. These statements include, among others, those relating to our belief that we will have sufficient sources of liquidity to fund our operations through 2002; our plans to reduce discretionary expenditures if our revenues do not grow as anticipated or if we have a liquidity shortfall; our belief that our pending litigation will not have an outcome that will have a material adverse effect on our financial condition, cash flows or results of operations; our intention to use the proceeds from our private placement of common stock for general corporate purposes, including the cash payment of quarterly dividends to the holders of our Series A Preferred Stock; our expectation that the impact of our new program to identify loans that closed due to our transmissions that were not reported to us in our normal reporting process will decrease in the future; our belief that improvements in our key operating metrics and the growth in online lending will more than offset decreases in our business caused by lower levels of consumer refinance activity; our belief that our initiatives designed to improve the rate at which loans close through our exchange will be effective; our expectation that if our mortgage close rates remain at or near current levels that the higher transmission volume in the year to date period for 2002 as compared to 2001 will result in higher closed mortgage loan revenue in the third quarter of 2002 and compared to the same period of 2001; our expectation that advertising costs will continue to represent a significant portion of our operating expenses; our intention to continue to use cable television and network radio in our core advertising strategy; our belief that we will be able to draw more customers to our Exchange; and our belief that the costs associated with our Realty Services Exchange segment will continue to decrease as a percentage of Realty Services revenues. Our actual results could differ materially from the results discussed in any of our forward-looking statements. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

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

Risks related to our financial condition include the following: our limited operating history makes our business and prospects difficult to evaluate; we have a history of losses; the long-term viability of our business model is unproven and could fail; the estimates and judgments we use in preparing our financial statements may be incorrect or need adjustment; our operating results may be negatively impacted by fluctuations in interest rates; our quarterly operating results are not an indication of our future results; we may not be able to achieve our projected financial and operating results, which could cause a decline in our stock price; and certain of our assets are subject to encumbrances.

Risks related to our markets and strategy include the following: our future success is dependent upon increased acceptance of the Internet by consumers and lenders as a medium for lending; Lenders in our network are not precluded from offering consumer credit products outside of our exchange; if our participating Lenders do not provide competitive levels of service to our consumers, our brand will be harmed and our ability to attract consumers to our Website will be limited; we may not be able to manage our expanding operations effectively; if we are unable to maintain our brand recognition or high levels of consumer satisfaction, consumer and lender demand for our service may decrease; and our business could suffer if we lose the services of Douglas R. Lebda, our Chief Executive Officer.

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

Risk related to legal and regulatory uncertainty include the following: we may be subject to liability or legal claims relating to information that is posted on our Website or on Websites linked to our Website; our failure to comply with laws governing our service or material changes in the regulatory environment relating to the Internet could have a material adverse effect on our business; many states require us to obtain licenses to offer our products and we may not be able to obtain or retain licenses in every state; some state regulations impose filing obligations on some of our largest stockholders and customers, we may be unable to obtain or maintain necessary licenses in these states for reasons beyond our control, if any of these parties fail to comply with these filing obligations; we may not be able to satisfy state or federal net worth or bond requirements necessary to obtain or maintain required licenses; regulation of the Internet is unsettled, and future regulations could inhibit the growth of the Internet, decrease the number of visitors to our Website or otherwise materially adversely affect our business; we may be limited or restricted in the way we establish and maintain our online relationships by laws generally applicable to our business; and we may be liable for damages resulting from infringement of third parties' intellectual property rights.

Risks related to our stock price and corporate control include the following: sales of substantial amounts of our common stock in the public market, including shares issuable upon the conversion of shares of our Series A Preferred Stock, could have an adverse impact on the market price of our common stock; holders of our Series A Preferred Stock have greater rights and preferences than our common shareholders; if our common stock price drops significantly, we may be delisted from the NASDAQ National Market, which could eliminate the trading market for our common stock; it may be difficult for a third party to acquire us, which could depress our stock price; our executive officers and directors and entities affiliated with them, whose interests may differ from other shareholders, have the ability to exercise significant control over us; the price of our common stock may be volatile; and agreements with our creditors and preferred stockholders restrict our ability to pay dividends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 13, 2001, LendingTree and GE Capital Commercial Services, Inc. entered into a loan and security agreement and revolving credit note. Under these arrangements, borrowings will bear interest at the prime rate determined on the last business day of the preceding calendar month. As of June 30, 2002 the interest rate in effect for us was 4.75% and we had no borrowings outstanding under this facility. With an assumed average borrowings outstanding of $2.0 million over a 12-month period, a 1.0% increase in the prime rate would result in additional interest expense of approximately $20,000 during that period.

We currently hold no derivative instruments and do not earn foreign-sourced income. All of our transactions occur in U.S. dollars and we do not have any investments in foreign countries. Accordingly, changes in currency exchange rates related to these types of transactions do not have a direct effect on our financial position or results of operations.

We are subject to market risk due to the terms of our Series A Preferred Stock. If we elect to pay dividends on our Series A Preferred Stock by increasing the stated value per share, we will record an expense based on the fair value of the underlying common stock into which the preferred shares are convertible. For the quarter ended March 31, 2002, we recorded $1.4 million of dividend charges related to the changes in the fair value of our common stock underlying the Series A Preferred Stock. For the quarter ended June 30, 2002, we did not record these additional charges as we elected to settle the quarterly dividend obligation in cash rather than by an increase to the stated value. If, in the future, we were to settle the dividend obligations by increasing the stated value of the preferred stock, and if the market price of our common stock were to stay above $3.50, we would continue to incur additional fair value charges. If we continue to pay cash dividends, we would incur total dividend charges of approximately $2.1 million during the next twelve-month period.

Additionally, our credit facility agreement with Freddie Mac requires that a portion of the quarterly interest payments be in the form of warrants to purchase our common stock at an exercise price of $.01 per share. The amount of warrants to be issued will be calculated by dividing the amount of interest to be paid in the form of warrants by $3.99. The amount of interest expense that we will record will be based upon the estimated fair value of the warrants on the date that they are issued. As of June 30, 2002, no amounts had been borrowed under this facility and therefore no warrant-based interest charges had been incurred.

PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS

On September 10, 2001, Block Financial Corporation, or Block, filed a complaint in the United States District Court for the Western District of Missouri [Block Financial Corporation v. LendingTree, Inc., Case Number 01-1007-CV-W-3], against us, alleging that our financial card (credit card) qualification form processing system infringes its U.S. Patent No. 6,014,645 entitled, "Real-Time Financial Card Application System." The complaint seeks both monetary damages in the form of a reasonable royalty and injunctive relief. On November 19, 2001, we filed an answer to the complaint denying infringement of the Block patent. We also filed a counterclaim against Block seeking a declaratory judgment of non-infringement and invalidity of the Block patent. The lawsuit is in an early stage, and discovery is just beginning to get underway. We believe that we have meritorious defenses to their claim and we do not believe that it will have a material impact on our financial condition, cash flows or results of operations.

We are involved in other litigation from time to time that is routine in nature and incidental to the conduct of its business. We believe that the outcome of any such litigation would not have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 16, 2002, we issued a total of 500,000 shares of common stock to a group of three institutional and accredited investors in a private placement exempt under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder for gross proceeds of $5.9 million. Allen & Company acted as placement agent and received a fee of $237,600. We are using the proceeds for general corporate purposes including the cash payment of dividends to the holders of our Series A Preferred Stock. We filed a registration statement covering resales of the common stock by investors on May 31, 2002 and this registration statement was declared effective by the Commission on June 11, 2002.

During the six months ended June 30, 2002, we issued a total of 919,894 shares of common stock upon the conversion of shares of our Series A Preferred Stock. Such securities were acquired in a private placement transaction under Section 4(2) of the Securities Act of 1933. We received no cash proceeds upon such conversions.

During the six months ended June 30, 2002, we issued a total of 282,372 shares of common stock upon the exercise of outstanding warrants. Such securities were acquired in a private placement transaction under Section 4(2) of the Securities Act of 1933. We received cash proceeds totaling $45,000 upon payment of the applicable exercise prices. We are using such proceeds for general corporate purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 24, 2002, we held our annual meeting of stockholders. At the meeting, we elected two directors to serve until our 2005 annual meeting of stockholders as follows:

  DIRECTOR                    VOTES FOR           VOTES AGAINST      ABSTENTIONS
  --------                    ----------          -------------      -----------
Robert Kennedy                23,370,106             114,815              -
Daniel Lieber                 23,369,099             115,822              -

At our 2002 annual meeting, our stockholders also ratified our selection of PricewaterhouseCoopers LLP as independent accountants to examine our financial statements for the fiscal year ending December 31, 2002. The votes on such matter were as follows:

         VOTES FOR              VOTES AGAINST           ABSTENTIONS
         ----------             -------------           -----------
         23,377,973                 99,243                 7,705

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS:

NUMBER           DESCRIPTION
-------          --------------------
99.1             Press Release Announcing our Second Quarter 2002 Financial Results

(B)      REPORTS ON FORM 8-K:

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



                                       LENDINGTREE, INC.



Date: August 14, 2002                  By: /s/ Keith B. Hall
                                          --------------------------------------
                                          Keith B. Hall, Senior Vice President,
                                          Chief Financial Officer and Treasurer