Form 10-Q
period 2002-09-30
LENDINGTREE INC
filed 2002-11-15
CIK 1096479

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________.

Commission File Number 000-29215
LENDINGTREE, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1795344

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11115 Rushmore Drive Charlotte, North Carolina	28277

(Address of principal executive offices)	(Zip code)

(704) 541-5351
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

     As of October 31, 2002 there were 22,331,571 shares of Common Stock, $0.01 par value, outstanding. Additionally, there are 392,590 shares of treasury stock issued but not outstanding.

LendingTree, Inc.
Table of Contents

PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF LENDINGTREE, INC. OR THIRD PARTIES.

PART I — Financial Information

Item 1. Consolidated Financial Statements.

LendingTree, Inc.
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2002	2001

	($ in thousands)
Assets
Current assets:
Cash and cash equivalents	$4,093	$3,400
Restricted cash	9,586	2,764

Total cash and cash equivalents and restricted cash	13,679	6,164
Accounts receivable, net of allowance for doubtful accounts	18,150	11,438
Prepaid expenses and other current assets	1,553	1,174

Total current assets	33,382	18,776
Equipment, furniture and leasehold improvements, net	1,888	2,016
Software, net	1,219	2,854
Intangible assets, net	1,916	3,667
Other assets	272	618

Total assets	$38,677	$27,931

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,456	$4,508
Deferred revenue	1,285	2,013
Accrued incentive and other compensation	4,104	5,627
Accrued professional services and other fees	216	444
Accrued consumer promotional costs	1,144	1,709
Accrued other expenses	2,346	1,774
Current portion capital lease obligations	381	743

Total current liabilities	14,932	16,818
Deposits by subtenants	122	145
Capital lease obligations	19	291
Commitments and contingencies (Note 9) Mandatorily redeemable securities Series A convertible preferred stock, $.01 par value, 8% cumulative, 6,885,715 shares authorized, 6,038,940 and 6,885,715 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	21,685	23,878
Shareholders’ equity (deficit):
Common stock, $.01 par value, 100,000,000 shares authorized, 22,265,655 and 19,907,034 shares issued at September 30, 2002 and December 31, 2001, respectively	227	199
Treasury stock (392,590 shares at September 30, 2002 and 661,996 shares at December 31, 2001, at cost)	(2,494)	(4,170)
Additional paid-in-capital	131,769	121,675
Accumulated deficit	(124,391)	(127,064)
Deferred compensation	(851)	(1,477)
Notes receivable from officers	(2,341)	(2,364)

Total shareholders’ equity (deficit)	1,919	(13,201)

Total liabilities and shareholders’ equity (deficit)	$38,677	$27,931

The accompanying notes are an integral part of these consolidated financial statements

LendingTree, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands, except per share data)		(in thousands, except per share data)

Revenue:
Exchange	$30,392	$15,243	$73,159	$40,397
Lend-X technology	549	1,960	3,517	4,871

Total revenue	30,941	17,203	76,676	45,268

Cost of revenue:
Exchange	4,478	3,033	10,923	9,314
Lend-X technology	275	277	877	1,075

Total cost of revenue	4,753	3,310	11,800	10,389
Gross margin:
Exchange	25,914	12,210	62,236	31,083
Lend-X technology	274	1,683	2,640	3,796

Total gross margin	26,188	13,893	64,876	34,879
Operating expenses:
Product development	817	1,137	2,378	3,386
Marketing and advertising	13,813	9,973	36,681	29,447
Sales, general and administrative	7,772	5,362	23,393	25,927

Total operating expenses	22,402	16,472	62,452	58,760

Income (loss) from operations	3,786	(2,579)	2,424	(23,881)
Loss on impaired investments	—	—	—	(350)
Interest and other non-operating income	136	176	559	522
Interest expense, financing and other charges	(93)	(590)	(310)	(718)

Net income (loss)	3,829	(2,993)	2,673	(24,427)

Accretion of mandatorily redeemable convertible preferred stock	(165)	(155)	(509)	(361)
Dividends on mandatorily redeemable convertible preferred stock	(459)	(577)	(2,936)	(1,538)

Net income (loss) available to common shareholders	$3,205	$(3,725)	$(772)	$(26,326)

Net income (loss) per share:
Basic	$0.14	$(0.20)	$(0.04)	$(1.37)

Diluted	$0.12	$(0.20)	$(0.04)	$(1.37)

Weighted average shares — basic	22,202	18,976	20,803	19,190

Weighted average shares — diluted	32,204	18,976	20,803	19,190

LendingTree, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months September 30,

	2002	2001

	($ in thousands)
Cash flows used in operating activities:
Net income (loss)	$2,673	$(24,427)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on disposal of fixed assets	—	3
Depreciation and amortization	5,241	5,851
Provision for doubtful accounts	339	(98)
Loss on impairment of investment	—	350
Compensation charge related to officer note	—	1,365
Amortization of deferred equity based compensation	646	728
Issuance of warrants and other costs in conjunction with revolving credit facilities	—	481
Amortization of deferred financing costs	104	86
Non-cash equity based compensation	187	358
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7,051)	(2,123)
Prepaid expenses and other current assets	(405)	(12)
Other assets	268	(52)
Accounts payable	948	469
Accrued promotional costs	(565)	1,065
Accrued expenses	(804)	1,256
Deferred revenue	(728)	345
Deposits	(22)	19

Net cash provided by (used in) operating activities	831	(14,336)

Cash flows (used in) provided by investing activities:
Purchases of short-term investments	—	(16,964)
Sales of short-term investments	—	21,641
Deposits to restricted cash	(32,553)	(27,084)
Use of restricted cash	25,731	23,218
Investments in software	(1,121)	(339)
Purchases of equipment, furniture, and leasehold improvements	(607)	(98)

Net cash (used in) provided by investing activities	(8,550)	374

Cash flows provided by financing activities:
Proceeds from sales of common stock and exercise of stock options	3,731	206
Sale of treasury stock for employee stock purchase plan	620	—
Payment of capital lease obligations	(634)	(532)
Net short-term borrowings	—	1,998
Fees paid related to debt and equity financing	—	(645)
Proceeds from private placement of common stock	5,642	—
Proceeds from issuance of preferred stock	—	12,290
Payment of dividends on preferred stock	(970)	—
Proceeds from repayment of officer note	23	68

Net cash provided by financing activities	8,412	13,385

Net increase (decrease) in cash and cash equivalents	693	(577)
Cash and cash equivalents, beginning of period	3,400	2,666

Cash and cash equivalents, end of period	$4,093	$2,089

The accompanying notes are an integral part of these consolidated financial statements

LendingTree, Inc.
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
September 30, 2002
($ in thousands)
(unaudited)

	Common Stock
				Additional				Total
	Number of		Treasury	Paid-In	Accumulated	Deferred	Notes Receivable	Shareholders'
	Shares	Amount	Stock	Capital	Deficit	Compensation	from Officers	Equity (Deficit)

Balance at December 31, 2001	19,907,034	$199	$(4,170)	$121,675	$(127,064)	$(1,477)	$(2,364)	$(13,201)
Amortization of deferred compensation						646		646
Accrued dividends on Series A convertible preferred stock				(1,488)				(1,488)
Accretion of Series A convertible preferred stock				(509)				(509)
Principal payment on an officer note							23	23
Exercise of common stock warrants	404,355	4		42				46
Proceeds from private sale of common stock	500,000	5		5,637				5,642
Conversion of preferred stock to common stock	919,894	9		3,211				3,220
Deferred compensation adjustment for forfeited and amended options				(64)		64		—
Reissuance of treasury shares for employee stock purchase plan participants			1,718	(1,098)				620
Equity based compensation	49,422	1		644		(84)		561
Exercise of common stock options	877,540	9		3,677				3,686
Acquired shares for stock option exercise			(42)	42				—
Other comprehensive income:
Net income					2,673
Total other comprehensive income								2,673

Balance at September 30, 2002	22,658,245	$227	$(2,494)	$131,769	$(124,391)	$(851)	$(2,341)	$1,919

The accompanying notes are an integral part of these consolidated financial statements

LendingTree, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – The Company

LendingTree, Inc. was incorporated in the State of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998. Our mailing address is 11115 Rushmore Drive, Charlotte, North Carolina 28277 and our telephone number is (704) 541-5351.

We are an exchange connecting consumers with Lenders, real estate professionals or other service providers. We attract consumers to our website at through various forms of offline and online advertising and arrangements with other online businesses. Our exchange is designed to empower consumers, Lenders and real estate agents with convenience, choice, and value. Our proprietary technology platform, Lend-XSM, is the technology that powers our Internet based exchange.

Once on our Lending Exchange, consumers begin the process by completing a simple online credit request, or a qualification form, to obtain a loan product. After the consumer completes the qualification form, our Lend-X technology automatically retrieves the credit score for the particular consumer. The consumer’s data and credit score are then automatically compared to the underwriting criteria of the more than 180 banks, lenders and loan brokers (which we refer to collectively as “Lenders”) participating on our Lending Exchange. Qualified consumers can receive up to four loan offers online, in response to a single credit request and then compare, review, and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a lower cost of acquisition than traditional channels. Our Lending Exchange encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards, and personal loans.

Through our Realty Services Exchange we enable consumers to complete one simple form describing their realty needs and then choose a real estate professional in their desired area. Our Realty Services Exchange is made up of more than 6,500 real estate professionals who represent more than 650 real estate companies nationwide. We also provide access, through our website, to other services related to owning, maintaining, and buying and selling a home.

We earn revenue from the Lenders participating in our Exchange who pay us fees as qualification forms meet their underwriting criteria and are transmitted to them (transmit fees). Since a qualification form can be transmitted to more than one lender, we may generate multiple transmit fees for the same form. We also earn revenue for services and facilities we provide in connection with loans that the Lenders on our network close with consumers that we transmitted to them (closed-loan fees). Additionally, in most states, real estate professionals participating in our network pay us a fee when consumers’ requests that we transmit to them result in a purchase or sale of a home. We refer to the aggregate of these fees as our Exchange revenue.

We also license and host our Lend-X technology platform for use by other businesses. Lend-X enables businesses to create their own customized co-branded or private-labeled lending exchange. These exchanges, powered by Lend-X, may be single lender or multi-lender marketplaces or may provide access to the LendingTree exchange with more than 180 participating Lenders. Through these Lend-X relationships, we can earn revenue both from technology fees related to customizing, licensing and hosting the third party exchange, as well as from transactional fees resulting from the volume processed through such exchanges.

NOTE 2 — Basis of Presentation:

     Interim Financial Information

Our consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of our financial position as of September 30, 2002 and results of operations and cash flows for the interim periods presented. The results of operations for the quarter and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

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

Note 3 – Financial Condition

     Liquidity and Capital Resources

As of September 30, 2002, we had approximately $13.7 million in total cash, consisting of $4.1 million in cash and cash equivalents and $9.6 million in restricted cash. (See Note 4) For cash flow purposes, we classify deposits to and uses of restricted cash as investing activities. Including the net changes in restricted cash with cash used in operating activities, our cash required for the nine months ended September 30, 2002 was $6.0 million.

We believe that these existing sources and the availability of the credit facility we have in place, as well as cash generated from operations, will be sufficient to fund our operating and capital needs over the next year.

Although we have historically experienced significant revenue growth and have achieved profitability for the first time in the third quarter of 2002, the operating results for future periods are subject to numerous uncertainties. There can be no assurance that revenue growth will continue or that we will be able to sustain profitability.

NOTE 4 – Summary of Significant Accounting Policies

     Restricted Cash

As of September 30, 2002, restricted cash included $7.7 million that was held in an escrow account that has been established by us and our advertising agency to maintain funds set aside for approved expenditures and services of the advertising agency. Disbursements from the escrow account can only be made with the approval of both parties. The fund is used only for future payments of advertising costs we have previously approved. Disbursements from the escrow account are made no sooner than one month following the invoice date for the expenditures. We receive all income earned on funds held in this account.

Restricted cash as of September 30, 2002 also includes $1.6 million that was held in an escrow account at our bank. The escrowed funds are pledged as security for a letter of credit issued by our bank in August 2002. The letter of credit expires December 31, 2003 and was issued by the bank to a bonding company that provides surety bonds in the various states where we are licensed to do business. The various states require surety bonds, in amounts ranging from $5,000 to $150,000, as a part of their mortgage broker or loan originator regulations.

The remaining $0.3 million in restricted cash as of September 30, 2002 is primarily money set aside for the purchase of common shares under our employee stock purchase plan from payroll withholdings of participating employees.

     Accounts Receivable

Our accounts receivable are presented net of an allowance for doubtful accounts. Management estimates the amount of the necessary allowance using its judgment about current factors, such as customers’ financial condition, and based on historical trends of receivable write-offs. Receivables are written-off against this allowance when management determines the amount is uncollectible.

Trade accounts receivable consists of the following:

	September 30,	December 31,
	2002	2001

Accounts receivable	$18,481	$11,750
Less: allowance for doubtful accounts	(331)	(312)

	$18,150	$11,438

In the nine months ended September 30, 2002, we recorded bad debt expense of $0.3 million and wrote-off approximately $0.3 million of receivables against the allowance for doubtful accounts.

In the nine months ended September 30, 2001, we recorded credits to bad debt expense of approximately $0.1 million and wrote-off approximately $0.3 million of receivables against the allowance for doubtful accounts.

     Software Development Costs

Software development costs primarily include expenses incurred by us to develop our proprietary software, which powers our website. Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) provides guidance regarding when software developed or obtained for internal use should be capitalized. SOP 98-1 requires that certain costs incurred during the application development stage be capitalized, while costs incurred during the preliminary project stage and post-implementation/operation stage should be expensed as incurred. We account for our website development costs and other internal use software in accordance with SOP 98-1.

During the three months ended September 30, 2002 and 2001, we capitalized internal use software development costs (including compensation costs) of approximately $0.2 million and $0.1 million, respectively. During the nine-month periods ending 2002 and 2001, we capitalized internal use software development costs (including compensation costs) of approximately $0.9 million and $0.3 million, respectively.

Capitalized internal use software development costs are amortized over the estimated life of the related application, which range from 1 to 3 years.

     Intangible Assets

On July 20, 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This new standard, effective January 1, 2002, changed the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach and required that amortization of goodwill and indefinite-lived intangible assets cease. We have no goodwill or indefinite-lived intangible assets.

Our intangible assets consisted of the following as of September 30, 2002 and December 31, 2001:

	As of September 30, 2002			As of December 31, 2001

	(in 000’s)			(in 000’s)

		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Amount	Amortization	Amount	Amortization

Amortized Intangible Assets
Realtor Network	3 years	$6,472	$4,689	$6,472	$3,080
Affinity program partner contracts	2 - 3.75 years	544	411	544	269

Total		$7,016	$5,100	$7,016	$3,349

Amortization expense of our intangible assets was $0.6 million for both the quarters ended September 30, 2002 and 2001. Amortization expense of our intangible assets was approximately $1.8 million for both the nine-month periods ended September 30, 2002 and 2001. Estimated amortization expense for the years ending December 31, 2002, 2003, 2004, 2005 and 2006 is $2.3 million, $1.3 million, less than $0.1 million, $0, and $0 respectively.

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

Additionally, we earn revenue through a network of real estate brokers who compensate us for real estate transactions that close with consumers that were referred to them through our Exchange or our client’s website. Revenue earned through our network of real estate brokers is recognized upon notification by the broker that a real estate transaction has closed.

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

Revenue from arrangements involving only consulting or other services (that is, those services that are not bundled with access or hosting services) is recognized as the services are performed. Maintenance is recognized ratably over the longer of the term of the underlying agreement or the expected service period. Maintenance includes technical support and updates and upgrades to our software.

When a contractual arrangement requires us to provide services for significant implementation, customization or modification of the software or when the customer considers these services essential to the functionality of the software product, both the software fees and consulting services revenue are recognized in accordance with the provisions of Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue from these arrangements using the percentage-of-completion method primarily based on labor hour inputs. Therefore, during the implementation period, both the software fee and the consulting service revenue are recognized as work progresses.

Losses, if any, are recognized when identified.

     Advertising Expenses

Advertising expenses consist of certain direct expenses, including television, radio and affiliate and partner marketing fees, as well as certain indirect expenses, such as agency fees and production costs. We expense advertising costs as incurred. For the quarters ended September 30, 2002 and 2001, advertising expenses were $13.0 million and $9.4 million, respectively. For the nine months ended September 30, 2002 and 2001, advertising expenses were $34.7 million and $27.8 million, respectively.

     Incentive Compensation

Under our incentive compensation plan, employees can earn a bonus in addition to their salary based on achievement of various financial and operational performance factors or other specific goals. The actual bonus formula may vary by individual and the goals are not the same from year to year. During the year, we make monthly estimates of the amount of the bonus each eligible employee has earned based on actual and forecasted levels of Company achievement relative to pre-established goals and historical averages of personal performance. These monthly estimates are accrued with a charge to operating income for that period. The awards are typically paid to the employee following the completion of a year.

     Consumer Promotional Costs

At our discretion, we may offer consumers that utilize our exchange services certain promotional incentives to complete a transaction. We may offer these consumers the opportunity to receive cash payments, gift certificates, airline miles or other discounts or coupons in the event they complete a transaction utilizing our services. We estimate the liability for these consumer promotional costs each month based on the number of consumers that are presented such offers, the cost of the item being offered and the historical trends of consumers qualifying for the offer and our payout rates. The estimated costs of the consumer promotional incentives are charged to operating income each period. We adjust our estimates to actuals in the period consumers are paid.

     Stock-Based Compensation

We account for the effect of our stock-based compensation plans for employees under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) using the optional intrinsic value method. The intrinsic value method results in compensation cost equal to the excess of the fair value of the stock over the exercise or purchase price at the date of award. Such compensation costs (if any) are recorded over the vesting period of the respective option and presented in the consolidated statement of operations as a cost of revenue or operating expense, consistent with where the optionees’ compensation is recorded. On an annual basis, we also disclose the pro forma income statement effect of our stock-based compensation plans as if we had adopted the fair value approach. The fair value approach results in compensation cost using an option-pricing model that takes into account the fair value at the grant date, the volatility of our stock price, the exercise price, the expected life of the award, the expected dividends, and the risk-free interest rate expected over the life of the award.

We account for the effect of stock-based compensation for non-employees under SFAS No. 123, using the fair value approach.

     Supplemental Cash Flow Information

In both the quarters ended September 30, 2002 and 2001, we paid interest of less than $0.1 million and paid no income taxes during those periods due to carryforward tax losses applicable for those periods. In both the nine months ended September 30, 2002 and 2001, we paid interest of approximately $0.1 million and paid no income taxes during those periods due to carryforward tax losses applicable for those periods.

A supplemental schedule of non-cash financing and investing activities follows (in thousands):

	Nine Months Ended
	September 30,

	2002	2001

Note receivable issued to officer to acquire Series A preferred stock	$—	$829
Acquisition of assets through a capital lease	—	85
Accretion of Series A preferred stock	509	361
Stated value dividends on Series A preferred stock	1,959	1,538
Issuance of warrants in conjunction with credit facility agreements	—	481
Issuance of warrants in connection with Series A preferred stock financing	—	431
Conversion of Series A preferred stock to common stock	3,220	—

     Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (SFAS 146) which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We will adopt SFAS 146 on January 1, 2003. We do not expect the impact of adopting this statement will have a material impact on our results of operations, financial condition or cash flows.

NOTE 5 – Segment Data

Based on the nature of our products and services, the types of customers and the regulatory environment, we have organized our business into three operating segments: our Lending Exchange, our Realty Services Exchange, and Lend-X technology operations.

We regularly review the revenue, cost of revenue and gross margin for these segments. No other operating expenses, measure of profitability or assets or liabilities are consistently segregated or allocated into these segments for regular review by management or in determining allocations of resources. There are no inter-segment revenues.

The following tables present the revenue and gross margin for each of our three segments for the quarters ended September 30, 2002 and 2001, as well as a reconciliation to consolidated net income (loss).

	For the Quarter Ended September 30, 2002

	Exchanges

	Lending	Realty	Total	Lend-X
	Exchange	Services	Exchanges	Technology	Consolidated

Revenue	$27,482	$2,910	$30,392	$549	$30,941
Cost of revenue	2,896	1,582	4,478	275	4,753

Gross margin	$24,586	$1,328	$25,914	$274	$26,188

Reconciling items:
Operating expenses					22,402

Income from operations					$3,786

Non-operating income					136
Non-operating expense					(93)

Consolidated net income					$3,829

	For the Quarter Ended September 30, 2001

	Exchanges

	Lending	Realty	Total	Lend-X
	Exchange	Services	Exchanges	Technology	Consolidated

Revenue	$13,903	$1,340	$15,243	$1,960	$17,203
Cost of Revenue	2,015	1,018	3,033	277	3,310

Gross margin	$11,888	$322	$12,210	$1,683	$13,893

Reconciling items:
Operating expenses					16,472

Loss from operations					$(2,579)

Loss on impaired investment					—
Non-operating income					176
Non-operating expense					(590)

Consolidated net loss					$(2,993)

The following tables present the revenue and gross margin for each of our three segments for the nine months ended September 30, 2002 and 2001, as well as a reconciliation to consolidated net income (loss).

	For the Nine Months Ended September 30, 2002

	Exchanges

	Lending	Realty	Total	Lend-X
	Exchange	Services	Exchanges	Technology	Consolidated

Revenue	$66,294	$6,865	$73,159	$3,517	$76,676
Cost of revenue	7,016	3,907	10,923	877	11,800

Gross margin	$59,278	$2,958	$62,236	$2,640	$64,876

Reconciling items:
Operating expenses					$62,452

Income from operations					2,424

Non-operating income					559
Non-operating expense					(310)

Consolidated net income					$2,673

	For the Nine Months Ended September 30, 2001

	Exchanges

	Lending	Realty	Total	Lend-X
	Exchange	Services	Exchanges	Technology	Consolidated

Revenue	$36,997	$3,400	$40,397	$4,871	$45,268
Cost of Revenue	6,824	2,490	9,314	1,075	10,389

Gross margin	$30,173	$910	$31,083	$3,796	$34,879

Reconciling items:
Operating expenses					58,760

Loss from operations					$(23,881)

Loss on impaired investment					(350)
Non-operating income					522
Non-operating expense					(718)

Consolidated net loss					$(24,427)

NOTE 6 – Financing Sources

     Revolving Line of Credit

On July 13, 2001, we entered into a loan and security agreement and revolving credit note with GE Capital Commercial Services, Inc. (“GE”). Under these arrangements, GE has provided a two-year senior revolving credit facility with a maximum availability of up to $15.0 million. Under this facility we have pledged our trade accounts receivable and borrowings are limited to 90% of our eligible accounts receivable and bear interest at the prime rate. We also pay GE a fee equal to 0.115% of the eligible accounts receivable arising during the term of the facility. As of September 30, 2002, we had no borrowings outstanding under the GE credit facility and we had eligible receivables of approximately $7.0 million. Our eligible receivables at September 30, 2002 excluded approximately $9.4 million of invoices related to September receivables that in the normal course of business were not transmitted to and approved by GE until October 2002.

As of September 30, 2002, we were in compliance with all covenants contained in our agreement with GE.

     Revolving Loan

In March 2001, LendingTree and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), a current customer, entered into a two-year revolving loan agreement whereby Freddie Mac agreed to provide us a two-year credit facility under which we could borrow up to $2.5 million on a revolving basis through February 2003, subject to certain covenants and restrictions.

On August 30, 2002, we terminated this loan agreement with Freddie Mac. We had never borrowed money under this revolving loan and based on our favorable operating results and improved outlook, we determined that it was highly unlikely we would ever use this line.

NOTE 7 — Mandatorily Redeemable Series A 8% Convertible Preferred Stock

In March 2001, we issued 3,700,001 shares of mandatorily redeemable Series A 8% Convertible Preferred Stock (“Series A Preferred Stock”) to a group of investors for $12.95 million or $3.50 per share. We issued an additional 128,571 shares of Series A Preferred Stock on April 30, 2001 at $3.50 per share plus accumulated dividends. After deducting fees and expenses related to both transactions, this resulted in net proceeds to us totaling approximately $12.2 million. In addition, we loaned our Chief Executive Officer $0.7 million to acquire 200,000 shares of the Series A Preferred Stock that is evidenced by a promissory note from him to us.

In conjunction with the March 2001 closing of the Series A Preferred Stock transaction, an Equity Rights Certificate issued to an affiliate of Capital Z on September 29, 2000, for $10.0 million, was converted into 2,857,143 shares of Series A Preferred Stock at an effective rate of $3.50 per share.

The holders of the Series A Preferred Stock are entitled to receive dividends on the Series A Preferred Stock equal to eight percent (8%) of the stated value per share payable at our option (i) in cash on each quarterly dividend payment date or (ii) by an upward adjustment to the stated value per share on a quarterly dividend payment date. The initial stated value per share was $3.50. Through March 31, 2002 we elected to pay the Series A Preferred Stock dividends by increasing the stated value per share such that as of March 31, 2002 the stated value per share was $3.80. For the quarter ended June 30, 2002, we declared cash dividends to the holders of our Series A Preferred Stock in the amount of approximately $0.5 million, payable on July 1, 2002. For the quarter ended September 30, 2002, we declared cash dividends to the holders of our Series A Preferred Stock in the amount of approximately $0.5 million. These dividends were paid on September 30, 2002.

These quarterly cash dividends resulted in dividend charges of approximately $0.9 million on our consolidated statements of operations for the nine-month period ended September 30, 2002. As a result of the stated value dividends through March 31, 2002, we increased the carrying value of the Series A Preferred Stock on our consolidated balance sheet by approximately $0.6 million. We also recognized in the three months ended March 31, 2002, as an increase to our net loss attributable to common shareholders, an additional $1.4 million of dividend charges resulting from the excess of the fair value of the common stock that the 8% dividends on the Series A Preferred Stock will convert into over the $3.50 conversion price. For the quarters ended September 30 and June 30, 2002, we did not record these additional charges as we elected to settle the quarterly dividend obligation in cash rather than by an increase to the stated value. Thus, in total for the nine months ended September 30, 2002, we have recorded approximately $2.9 million of total dividend charges. If, in future periods, we were to settle the dividend obligations by increasing the stated value of the preferred stock and if the market price of our common stock remains above $3.50 per share, we will incur additional fair value dividend charges.

Each share of Series A Preferred Stock is convertible at the option of the holder at any time into the number of shares of common stock as is determined by dividing the current value per share by the conversion price. The current value per share is defined as the stated value per share, plus cumulative adjustments for dividends. The conversion price is $3.50 per share, subject to adjustment for the stock splits and similar events. In 2002 several holders of our Series A Preferred Stock converted 846,775 preferred shares and accrued dividends into 919,894 shares of our common stock.

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

We are required to redeem all Series A Preferred Stock shares remaining outstanding on March 20, 2006 at a price of 105% of the then current value per share. We are accreting the value of the preferred stock up to the redemption value of the shares using the effective interest method. This is increasing the value of the Series A Preferred Stock and the charge is included in the computation of net income (loss) attributable to common shareholders. For the quarter and nine months ended September 30, 2002, we recorded approximately $0.2 million and $0.5 million, respectively, of accretion charges.

As of September 30, 2002, there were 6,038,940 shares of Series A Preferred Stock outstanding which, if converted, would become 6,552,405 shares of common stock.

NOTE 8 – Equity Based Compensation

As of September 30, 2002, we have approximately $0.9 million of deferred equity based compensation remaining on our consolidated balance sheet primarily related to common stock options granted in late 1999 and early 2000 before our initial public offering with exercise prices below fair market value. In the quarter ended September 30, 2002, as a result of employees leaving the company, we have adjusted the balance of deferred compensation by less than $0.1 million to reflect forfeited and expired options. We are amortizing the deferred compensation to expense over the options’ four-year vesting periods. For both the quarters ended September 30, 2002 and 2001, this amortization resulted in compensation expense of $0.2 million. For both the nine months ended September 30, 2002 and 2001, this amortization resulted in compensation expense of $0.6 million.

NOTE 9 – Commitments and Contingencies

A covenant in one of our capital lease agreements requires that we maintain a total cash balance of not less than $3.0 million throughout the term of the lease. If our total cash balance falls below $3.0 million at the end of a period, we will be required to collateralize the balance of the lease with cash. As of September 30, 2002, we were in compliance with this covenant and the balance of this lease was approximately $0.3 million.

Important components of our intellectual property are subject to an amended software customization, license and services agreement between LendingTree and Freddie Mac. Pursuant to this agreement with Freddie Mac, a version of our core software that was customized to operate according to certain standards established by Freddie Mac will be released to Freddie Mac from escrow if we fail to meet specified financial covenants or other requirements. We were in compliance with all covenants contained in the agreement as of September 30, 2002. Portions of this amended agreement continue indefinitely.

On September 10, 2001, Block Financial Corporation, or Block, filed a complaint in the United States District Court for the Western District of Missouri [Block Financial Corporation v. LendingTree, Inc., Case Number 01-1007-CV-W-3], against us, alleging that our financial card (credit card) qualification form processing system infringes its U.S. Patent No. 6,014,645 entitled, “Real-Time Financial Card Application System.” The complaint seeks both monetary damages in the form of a reasonable royalty and injunctive relief. On November 19, 2001, we filed an answer to the complaint denying infringement of the Block patent. We also filed a counterclaim against Block seeking a declaratory judgment of non-infringement and invalidity of the Block patent. In addition, we have filed a request with the United States Patent Office (“USPTO”) seeking a re-examination of Block’s patent in light of prior art which was not cited in the original patent. The request was granted in August of this year and the USPTO is currently re-examining the Block patent. We also sought and received an Order from the federal district court where the case is pending to stay further discovery in the proceedings until the USPTO completes its re-examination of the Block patent. While the lawsuit is in an early stage, we believe that we have meritorious defenses to Block’s claim and we do not believe that this action will have a material impact on our financial condition, cash flows or results of operations.

We are involved in other litigation from time to time that is routine in nature and incidental to the conduct of our business. We believe that the outcome of any such litigation would not have a material adverse effect on our financial condition, cash flows or results of operations.

NOTE 10 – Net Income (Loss) per Common Share

We compute net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS No. 128”).

As of September 30, 2002, we had outstanding stock options to acquire 5,836,000 shares of common stock and warrants to acquire 244,000 shares of common stock. Additionally, there were 6,038,940 shares of Series A Preferred Stock that were convertible into 6,552,405 shares of common stock. At September 30, 2002, participants in our Employee Stock Purchase plan had contributed amounts that entitled them to purchase approximately 89,000 shares of common stock.

As shown in the table below, basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding.

Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares plus, to the extent they are anti-dilutive, the effect of outstanding preferred shares using the “if-converted” method and outstanding stock options, shares issuable pursuant to our employee stock purchase plan and warrants using the “treasury stock” method.

The following are the components of the numerators and denominators used to compute the basic and diluted net income (loss) per share amounts for the periods presented.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Numerator:
Net income (loss)	$3,829	$(2,993)	$2,673	$(24,427)
Accretion of mandatorily redeemable convertible preferred stock	(165)	(155)	(509)	(361)
Dividends on mandatorily redeemable convertible preferred stock	(459)	(577)	(2,936)	(1,538)

Net income (loss) available to common shareholders	$3,205	$(3,725)	$(772)	$(26,326)

Denominator:
Weighted average shares, basic	22,202	18,976	20,803	19,190

Basic net income (loss) per share	$0.14	$(0.20)	$(0.04)	$(1.37)

Effect of dilutive securities:
Options	3,278	—	—	—
Warrants	133	—	—	—
Employee stock purchase plan	39	—	—	—
Mandatorily redeemable convertible preferred stock	6,552	—	—	—

Weighted average shares, diluted	32,204	18,976	20,803	19,190

Diluted net income (loss) per share	$0.12	$(0.20)	$(0.04)	$(1.37)

For the quarter ended September 30, 2002, the numerator for calculating diluted net income per share is net income and the denominator is the diluted weighted average shares. For all other periods presented, due to our net losses, the numerator for calculating per share amounts is net loss attributable to common shareholders and the denominator is the basic weighted average shares.

The table below indicates the number of options and warrants to purchase common stock that were not included in the computation of diluted net income (loss) per share because the applicable exercise price was greater than the average market price of the common shares for that period (“out-of-the-money stock options”):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Out-of-the-money stock options	98	2,490	98	3,017

The table below indicates, for the periods that we have net losses, the number of potential common shares and contingently issuable shares that were not included in the computation of diluted net income (loss) per share as the effect would be antidilutive:

	Quarter Ended	Nine Months Ended
	September 30,	September 30,

	2001	2002	2001

Antidilutive potential common shares	(in thousands)	(in thousands)
Options, treasury stock method	1,259	3,128	1,062
Warrants, treasury stock method	159	125	142
Employee stock purchase plan, treasury stock method	27	13	9
Mandatorily redeemable convertible preferred stock, if converted	7,181	6,424	—

	8,626	9,690	1,213

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

LendingTree, Inc. was incorporated in the State of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998. Our mailing address is 11115 Rushmore Drive, Charlotte, North Carolina 28277 and our telephone number is (704) 541-5351.

We are an exchange connecting consumers with Lenders, real estate professionals or other service providers. We attract consumers to our website at www.lendingtree.com through various forms of offline and online advertising and arrangements with other online businesses. Our exchange is designed to empower consumers, Lenders and real estate agents with convenience, choice, and value. Our proprietary technology platform, Lend-XSM, is the technology that powers our Internet based exchange.

Once on our Lending Exchange, consumers begin the process by completing a simple online credit request, or a qualification form, to obtain a loan product. After the consumer completes the qualification form, our Lend-X technology automatically retrieves the credit score for the particular consumer. The consumer’s data and credit score are then automatically compared to the underwriting criteria of the more than 180 banks, lenders and loan brokers (which we refer to collectively as “Lenders”) participating on our Lending Exchange. Qualified consumers can receive up to four loan offers online, in response to a single credit request and then compare, review, and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a lower cost of acquisition than traditional channels. Our Lending Exchange encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards, and personal loans.

Through our Realty Services Exchange we enable consumers to complete one simple form describing their realty needs and then choose a real estate professional in their desired area. Our Realty Services Exchange is made up of more than 6,500 real estate professionals who represent more than 650 real estate companies nationwide. We also provide access, through our website, to other services related to owning, maintaining, and buying and selling a home.

We earn revenue from the Lenders participating in our Exchange who pay us fees as qualification forms meet their underwriting criteria and are transmitted to them (transmit fees). Since a qualification form can be transmitted to more than one lender, we may generate multiple transmit fees for the same form. We also earn revenue for services and facilities we provide in connection with loans that the Lenders on our network close with consumers that we transmitted to them (closed-loan fees). Additionally, in most states, real estate professionals participating in our network pay us a fee when consumers’ requests that we transmit to them result in a purchase or sale of a home. We refer to the aggregate of these fees as our Exchange revenue.

We also license and host our Lend-X technology platform for use by other businesses. Lend-X enables businesses to create their own customized co-branded or private-labeled lending exchange. These exchanges, powered by Lend-X, may be single lender or multi-lender marketplaces or may provide access to the LendingTree exchange with more than 180 participating Lenders. Through these Lend-X relationships, we can earn revenue both from technology fees related to customizing, licensing and hosting the third party exchange, as well as from transactional fees resulting from the volume processed through such exchanges.

Results of Operations

Quarter Ended September 30, 2002 Compared to
     Quarter Ended September 30, 2001

As described above, our Exchange business includes revenue and costs from two operating segments, our Lending Exchange and our Realty Services Exchange. Our Lend-X technology business constitutes a third operating segment. Management regularly reviews the revenue, cost of revenue and gross margins for these segments. No other operating expenses, measure of profitability or assets or liabilities are consistently segregated or allocated into these segments for regular review by management or in determining allocations of resources. There are no inter-segment revenues.

     Consolidated Results

     Revenue

For the quarter ended September 30, 2002, our consolidated revenue was approximately $30.9 million, compared with approximately $17.2 million for the same period of 2001. Our Lending Exchange segment accounted for approximately 89% of our revenue in the quarter ended September 30, 2002 contributing $13.6 million to the overall $13.7 million increase in consolidated revenue. Our Realty Services segment accounted for 9% of our revenue in the quarter ended September 30, 2002 and accounted for $1.6 million of our increase in consolidated revenue. Lend-X technology revenue was the remaining 2% of our revenue in the quarter ended September 30, 2002, which was about $1.5 million lower than the same period last year. See additional details by segment below.

     Gross margin

For the quarter ended September 30, 2002, our consolidated gross margin was $26.2 million, or 84.6% of revenue. In the same period a year ago, our consolidated gross margin was $13.9 million, or 80.8% of revenue, which is an increase of approximately $12.3 million over the same period last year. Our Lending Exchange segment had a $12.7 million increase in gross margin compared to the third quarter of 2001. We attribute this increase in gross margin primarily to the scalability of our Lending Exchange business model. Our Realty Services segment added approximately $1.0 million to the increase in gross margin while gross margin for our Lend-X technology segment decreased $1.4 million. See additional details by segment below.

     Lending Exchange Segment Results

     Revenue

We earn Lending Exchange revenue primarily from Lenders on our network that pay us fees for qualification forms that are transmitted to them (transmit fees) and for loans they make to consumers that we transmitted to them (closed-loan fees). In order to enhance our customers’ experience and provide them with the best opportunity to find a loan that best fits their needs, our on-line Lending Exchange was designed such that a consumer’s discrete qualification form can be transmitted to up to four Lenders. In this way, we generate multiple transmission fees for the same qualification form and increase the likelihood that the consumer will close a loan with one of the Lenders on our Exchange.

On an ongoing basis, we undertake initiatives aimed at improving the number of multiple transmissions of a qualification form and at increasing the rate at which a qualification form results in a closed loan.

•	An ongoing initiative has been to add to the number and variety of Lenders on our exchange, thus increasing capacity and our ability to handle different types of loan requests. At September 30, 2002 we had more than 180 participating Lenders on our exchange compared to more than 120 participating Lenders at September 30, 2001.

•	Additionally, we offer advisory services and have begun offering several new tools to enable our Lenders to process qualification forms and close loans more efficiently, including benchmark and best practices studies and automation tools, including our Automated Decisioning Engine (ADE) feature in our Lend-X technology offering. This ADE feature allows Lenders to provide automated responses to pre-qualification requests. As of September 30, 2002, we had 33 Lenders utilizing our ADE compared to 10 Lenders as of September 30, 2001. In addition to the increased utilization of our ADE feature, we also have seen an increase in the number of Lenders utilizing their own version of automated decisioning. We have also held several best-practices seminars and are in our second round of benchmark studies for our Lenders, both of which have the objective of coaching Lenders on the best ways to increase their capacity and close more loans through our channel.

•	Several of our Lenders have agreed to participate in our “Choice Model” program. Under the Choice Model, when a consumer receives fewer than four offers, we run the consumer’s request through a set of broader filters that the participating Lenders have agreed upon and attempt to obtain the consumer up to four offers. The Choice Model gives the Lenders the opportunity to participate in under-served markets at a reduced transmit fee and gives the consumer a better experience and an improved chance at closing a loan.

•	We also undertake initiatives directed to the consumer. For example, we recently began offering a more dynamic filtering process. This process provides the consumer an opportunity to change their down payment or loan value on their mortgage or home equity qualification form in an effort to successfully pass the filters of more Lenders in an attempt to receive up to 4 loan offers. Additionally, from time to time we also test the impact of providing consumers with incentives or rewards for using our services.

•	From time to time, as management determines is necessary, such as in periods of rising interest rates when mortgage refinance volume is expected to decline, we will implement a number of other initiatives that we have already designed and/or tested. These initiatives are generally structured to increase our consumer volume and capitalize on supply channels that we do not currently focus on in our core business. Such initiatives include expanding our efforts towards taking high value qualification forms over the telephone from consumers who are not willing or able to apply for loans directly over the Internet, direct mail marketing and other programs aimed at increasing consumer volume from a variety of supply sources.

For the quarter ended September 30, 2002, Lending Exchange revenue increased approximately $13.6 million to $27.5 million, or nearly double from $13.9 million in the same period of 2001. This increase in Lending Exchange revenue primarily reflects (1) an increase in the number of mortgage and home equity closed loans, (2) an increase in our mortgage and home equity product pricing and (3) an increase in overall volume leading to an increase in multiple transmissions of qualification forms.

The table below illustrates several key components of our Lending Exchange revenue for the quarters ended September 30, 2002 and 2001.

	Quarter Ended September 30, 2002					Quarter Ended September 30, 2001
	(in thousands)
		Discrete	Multiple	Number		Discrete	Multiple	Number
		Transmission	Transmission	of Closed		Transmission	Transmission	of Closed
Lending Exchange	Revenue	Volume	Volume	Transactions	Revenue	Volume	Volume	Transactions
Mortgage	$16,609	300	806	21	$7,605	144	370	12
Home Equity	7,775	90	275	20	4,540	53	165	14
Auto, Personal, Credit Card	2,228	165	434	49	1,446	161	304	44
All Other Exchange Fees	870				312

Total Lending Exchange	$27,482	555	1,515	90	$13,903	358	839	70

     Mortgage Revenue

Mortgage revenue more than doubled to $16.6 million in the quarter ended September 30, 2002 from $7.6 million in the quarter ended September 30, 2001, an increase of $9.0 million.

As seen in the table above, the number of closed mortgage transactions increased 75% to approximately 21,000 in the quarter ended September 30, 2002 from approximately 12,000 closed transactions in the same period of 2001. This increase of 9,000 additional closed-loan transactions contributed approximately $4.3 million to the overall increase in mortgage revenue.

During the quarter ending September 30, 2002, we experienced significant growth with purchase mortgage revenue increasing 77% and refinance mortgage revenue increasing 134% over the same period in 2001. For the quarter ended September 30, 2002 compared to the same period of 2001, the overall mix of mortgage revenue derived from consumer’s refinancing existing mortgages increased slightly from 73% to 78%. We do not currently anticipate that the favorable impact from historical low interest rate levels will continue to drive significant revenue growth. Accordingly, we continue to evaluate and undertake initiatives to increase our revenue in other ways, such as those discussed in the paragraphs above. Further, in prior periods when substantial volume increases were not being caused by declining interest rates and refinance mortgage revenue represented a lower proportion of the overall mortgage revenue, we experienced increases in our mortgage transmit rates and multiple transmits of qualification forms, as well as a shift to more home equity loan demand. We expect there will be a similar result when interest rates begin to increase again.

In addition to the above, the overall increase in mortgage revenue reflects a number of initiatives, including expanding the capacity of our Lender network, training Lenders in best practices and providing automation tools. As a result, we have seen an increase in our average closing rate for mortgages to 9.5% in the quarter ended September 30, 2002 compared to 6.5% in the same period of 2001. Additionally, due to the typical time lag between the transmission of a qualification form and the closing of a mortgage loan, higher levels of multiple transmission volume experienced in one quarter will benefit our closing revenue in the subsequent quarter. Accordingly, the second quarter 2002 increase of 172,000 multiple transmissions over the same period in 2001 also contributed to the $4.3 million increase in revenue from closed mortgage loan transactions in the third quarter of 2002. We anticipate, if our close rates remain at or near current levels, that the higher multiple transmission volume shown in the table above for the third quarter 2002 compared to the third quarter 2001 will also result in higher closed mortgage loan revenue for the remainder of the year.

Multiple transmissions of mortgage qualification forms increased by approximately 436,000 in the quarter ended September 30, 2002 from the same period of 2001. This resulted in an increase in mortgage revenue of approximately $3.5 million. We believe that the increase in our multiple transmissions and transmit rate reflects the expanding capacity of our Lender network and the effect of some of our initiatives to increase the number of offers a consumer receives.

In November 2001 our closed-mortgage-loan fee pricing changed from a flat fee of $400 to a tiered structure, ranging from $300 to $750, which had the effect of raising our average revenue per closing and contributed $1.1 million to the increase in mortgage revenue this quarter. Additionally, in November 2001 we increased our standard transmit fee from $8.00 per transmit to $9.00 per transmit. This price increase contributed $0.1 million of additional mortgage revenue in this quarter.

Home Equity Revenue

Home Equity revenue increased approximately $3.2 million, or 71%, to $7.8 million in the quarter ended September 30, 2002 from $4.5 million in the same period of 2001.

As can be seen in the table above, the number of closed home equity transactions increased by 43% to approximately 20,000 closed transactions in the quarter ended September 30, 2002 from approximately 14,000 closed transactions in the same period of 2001. This increase in closed transactions contributed $1.5 million to the increase in Home Equity revenue. Most of this increase can be attributed to higher consumer demand for home equity loans driven by the success of our product-focused marketing campaigns and higher transmit rates reflecting our increased Lender capacity (see discussion regarding volume below).

Multiple transmissions of home equity qualification forms increased by approximately 67% or 110,000 transmissions in the quarter ended September 30, 2002 from the same period in 2001. This increase contributed $0.8 million to home equity revenue in the quarter ended September 30, 2002. While the average rate at which we were able to transmit each discrete home equity qualification form remained flat at about 3.1 times, we had an increase of 70% in the number of discrete home equity transmissions. We attribute this increase in discrete transmissions to our 2002 advertisements, which periodically focused on and targeted our home equity product and our increased lender capacity.

Our November 2001 closed-loan fee pricing change for home equity transactions increased our standard fee from $250 to $275 and resulted in a $0.7 million increase in closed loan fees this quarter. Additionally, in November 2001 we increased our standard transmit fee from $8.00 per transmit to $9.00 per transmit. This price increase contributed an additional $0.2 million of home equity revenue.

Auto, Personal and Credit Card Revenue

Auto, Personal and Credit Card products accounted for $2.2 million of Lending Exchange revenue in the quarter ended September 30, 2002 compared to $1.4 million in the same period of 2001, an increase of approximately $0.8 million which can primarily be attributed to higher auto revenue. Auto revenue was $1.4 million in the quarter ended September 30, 2002 compared $0.6 million in the same period of 2001. This increase was primarily due to 119% more closed auto loan transactions in the quarter ended September 30, 2002 as compared to the same period in 2001. This increase in closings is due to increased volume generated through new and expanded business relationships with on-line portals and better Lender coverage of the consumer credit categories resulting in a higher number of loan offers per consumer.

All Other Exchange Fees

All other exchange fees, as shown in the table above, increased by approximately $0.6 million to approximately $0.9 million in the quarter ended September 30, 2002 compared to $0.3 million in the same period of 2001. The increase can primarily be attributed to new business arrangements with other online businesses that offer various complementary products to our customers through their websites, such as credit report services and home security and insurance services.

Cost of Revenue and Gross Margin

For the quarter ended September 30, 2002 gross margin for the Lending Exchange segment was $24.6 million, or 89.5% of our Lending Exchange revenue. This is a $12.7 million improvement, or over 100% higher, from the same period in 2001 in which we had a gross margin of $11.9 million, or 85.5% of our Lending Exchange revenue. We attribute this increase in gross margin primarily to the scalability of our Lending Exchange business model. As our closed transaction volume and rate of multiple transmissions of discrete qualification forms increase, our costs do not necessarily increase in proportion. Additionally, as we add Lenders to our Exchange, we increase our capacity to provide the growing number of consumers using our services the ability to find and close loans. As a result, when more loans close through our Lending Exchange and our revenue increases, it has a positive impact on our gross margin and gross margin percentage because many of our costs are fixed or controllable. The November 2001 changes in pricing for our transmit fees and closed-loan fees, as discussed above, also favorably impacted our gross margin this period.

While our Lending Exchange revenue nearly doubled quarter over quarter, our Lending Exchange costs of revenue increased by only 44%, or $0.9 million, to $2.9 million in the quarter ended September 30, 2002 from $2.0 million in the quarter ended September 30, 2001. The increase in cost of revenue primarily reflects a $0.6 million increase in our employment expenses (employees and independent contractors) related to our customer care department to help better manage and direct our consumer call and e-mail volume.

Additionally, credit-scoring fees were $0.3 million higher in the quarter ended September 30, 2002 as compared to the same period of 2001. This increase was directly related to the increase in volume to our site.

As noted above, from time to time, we will implement initiatives that are generally structured to increase our consumer volume and capitalize on supply channels that we do not currently focus on in our core business. Such initiatives will generally increase costs of revenue on an absolute dollar basis and could either increase or decrease our gross margin and gross margin percentage.

Realty Services Segment Results

Revenue

We earn Realty Services revenue from real estate brokers participating in our network that pay us a fee when consumers’ requests that we transmit to them result in a purchase or sale of a home.

Realty Services revenue more than doubled to $2.9 million in the quarter ended September 30, 2002 from $1.3 million in the same period of 2001. This $1.6 million increase is due to a higher number of closed transactions in the quarter. Our closed transactions increased 86% to 1,300 in the quarter ended September 30, 2002 from 700 in the same period of 2001. This increase is primarily a function of a 7% increase in Realty Services transmission volume and an improvement in the close rate. We have grown this business by increasing the number of real estate professionals participating in our exchange, coupled with expanding our training and best-practices programs. We have also increased our marketing efforts to improve consumer awareness of the benefits of closing a transaction through our services. Additionally, throughout 2002 we have entered into arrangements with several new affinity groups or membership programs to provide their members with benefits for using our services. We are able to market our services directly to the members in these groups and provide them with benefits that are affiliated with their membership such as airline miles, store gift certificates or other incentives.

Cost of Revenue and Gross Margin

Realty Services gross margin and gross margin percentage improved in the third quarter 2002 from the same period of 2001. Gross margins were $1.3 million, or 45.6% of Realty Services revenue, and $0.3 million, or 24.0% of Realty Services revenue, in the quarters ended September 30, 2002 and 2001, respectively. In the fourth quarter of 2001, we decreased the amount of incentives offered to each realty consumer. Accordingly, on a comparative basis to the prior year periods, we anticipate that costs will continue to decrease as a percentage of Realty Services revenue.

     Realty Services cost of revenue increased approximately $0.6 million, or 55%, from the quarter ended September 30, 2001 compared to the same period in 2002. This increase is primarily due to an increase in the number of closed Realty Services transactions that resulted in a higher number of incentives and promotional payments made directly to consumers for using our services.

Lend-X Technology Segment Results

Revenue

We license and host our Lend-X technology platform for use by other businesses. This enables these businesses to create their own customized co-branded or private-labeled lending exchanges. Through these relationships, we can earn Lend-X technology revenue from technology fees related to customizing, licensing and hosting the third party exchange.

Lend-X technology revenue totaled $0.5 million, or 2% of our revenue, for the quarter ended September 30, 2002 compared to $2.0 million, or 11.4% of revenue for the same period of 2001. While we do continue to generate revenue from the licensing and use of our software, it can be irregular based on the size and timing of new contracts. Additionally, we have shifted the primary strategy for Lend-X to support the growth of our Exchange and have provided approximately $0.2 million in sales allowances to certain customers. Accordingly, our focus for Lend-X is to facilitate the delivery of consumer demand to our Lending and Realty Services Exchanges. We achieve this through using our technology in arrangements with other businesses that transmit consumers to our Exchanges.

Cost of Revenue and Gross Margin

For the quarter ended September 30, 2002, Lend-X technology gross margin was $0.3 million, or 50.0% of Lend-X technology revenue, compared to $1.7 million, or 85.9% of Lend-X technology revenue, for the quarter ended September 30, 2001. This decrease is primarily a result of the decline in revenue, while many of the costs are fixed in nature and therefore did not decrease from period to period.

Costs of revenue associated with Lend-X technology are employment costs related to customizing and/or implementing Lend-X for third parties and ongoing server costs related to hosting Lend-X for these companies. These costs were approximately $0.3 million in both the quarters ended September 30, 2002 and September 30, 2001.

Consolidated Operating Expenses

Product Development

     Product development expense was approximately $0.8 million for the quarter ended September 30, 2002 compared to $1.1 million for the quarter ended September 30, 2001. Product development costs consist of expenses incurred related to the ongoing efforts to enhance and maintain the functionality of our exchange technology and include compensation costs and server costs as well as other hardware. Compensation costs accounted for 96% and 93% of product development expense for the quarter ended September 30, 2002 and September 30, 2001, respectively.

     The decrease in expense is primarily due to fewer number of employees in product development in 2002 as compared to 2001. In addition, we had $0.1 million more capitalized employment expenses in the quarter ended September 30, 2002 as compared to the same period in 2001. This increase in capitalization is due to our technology department incurring more time on development for our website and Exchange and adding increased functionality in the third quarter of 2002 versus system maintenance and customizing our software for customers in the same period in 2001.

Marketing and Advertising

Marketing and advertising expenses of $13.8 million were approximately 45% of our consolidated revenue in the quarter ended September 30, 2002 compared to $10.0 million, or 58% of our consolidated revenue, in the quarter ended September 30, 2001. Although we had an overall increase of $3.8 million in marketing and advertising expense in the quarter ended September 30, 2002 compared to the same period of 2001, we were able to achieve a decrease in these costs expressed as a percentage of revenue. We attribute the decrease in marketing and advertising as a percentage of revenue to a number of factors:

•	An increase in consumer volume. We have seen continued improvements in consumer awareness of LendingTree, which has resulted in a 67% national brand awareness, up from 59% a year ago.

•	Improved operating metrics. The substantial increases in revenue are attributable to a number of factors, including improvements in our closing rates and transmit rates and the impact of our pricing changes, as well as the overall low interest rate environment (as discussed above);

• More product-focused advertising. We have adjusted our advertising mix to grow the home equity product. Among our offerings, the home equity product contributes the highest revenue-per-consumer and, therefore, has the greatest impact on our marketing and advertising costs as a percentage of revenue; and

•	New and expanded business relationships. We have also established new and expanded business relationships with a number of online businesses that focus on consumers that are more likely to have an interest in one or more of our lending or realty related services.

The $3.8 million increase in marketing and advertising expenses in the quarter ended September 30, 2002 as compared to the same period of 2001 is due to increased spending in several areas of our marketing focus. We incurred $1.5 million more expense with online partners and for the costs of promoting our brand and products within various third-party membership programs. We also incurred $1.1 million more in spending for media costs such as cable television commercials, network radio and internet-based advertisements. Additionally, we incurred $1.0 million more in expense for new advertising production in the quarter ended September 30, 2002 and $0.2 million more expense for marketing research, direct mail marketing and tradeshows.

Management intends to continue spending increased amounts on marketing and advertising, using cable television and network radio as our primary advertising mediums. We will also periodically evaluate and use other mediums such as broadcast television, direct mail and e-mail campaigns as a way to generate more consumer volume to our site in a cost-effective manner. Additionally, from time to time, we will also invest in new advertising production to ensure our brand messaging remains compelling and relevant.

Sales, General and Administrative

Sales, general and administrative expenses for the quarter ended September 30, 2002 as compared to the same period of 2001 increased to $7.8 million, or 25%, of consolidated revenue from $5.4 million, or 31%, of consolidated revenue in the quarter ended September 30, 2001. The decline in sales, general and administrative expenses as a percentage of revenue is consistent with management’s expectations and future outlook. Sales, general and administrative expenses are not expected to increase in proportion to our expected future revenue growth.

The most significant reason for the $2.4 million increase was due to $2.7 million of non-cash credits which reduced compensation expense in the quarter ended September 30, 2001 as a result of variable accounting treatment on the underlying securities of our Chief Executive Officer’s promissory note. The promissory note was amended in August 2001 resulting in fixed accounting treatment for the underlying securities going forward and, ending the variable accounting charges. As an alternate comparison (not in accordance with generally accounting principles), if one were to exclude these non-cash credits to expense, our sales, general and administrative expenses would have decreased by approximately $0.3 million in the quarter ended September 30, 2002 as compared to the same period of 2001.

In addition to the changes above, we also experienced a $0.5 million increase in employment related expenses in the quarter ended September 30, 2002 compared to the same period in 2001 due to more employees and increased health insurance costs. We had 246 employees at September 30, 2002 compared to 230 employees at September 30, 2001. In addition, we recorded a $0.2 million reserve in the quarter ended September 30, 2002 related to the estimated loss on a sublease arrangement.

These increases in sales, general and administrative expenses were partially offset by several decreases in expenses. Amortization and depreciation expenses decreased by approximately $0.5 million. This decrease was primarily due to the end of the amortization period in July 2002 for some of the software and technology assets acquired from another company in August 2000.

     Additionally, incentive compensation expenses were lower in the quarter ended September 30, 2002 as compared to the same period of 2001. Throughout the quarter ended September 30, 2001, our results significantly exceeded our bonus-plan targets and this was reflected in the higher incentive compensation accruals for that period. For 2001, the bonus plan did not have upper limits established for payouts until after the end of the year. Conversely, for the same period in 2002 we have established limits on incentive plan payouts and we have substantially increased our financial targets under the bonus plan. Accordingly, the incentive compensation expense accrued for the quarter ended September 30, 2002 was $0.4 million lower than for the same period of 2001.

Interest and Other Non-Operating Income

Interest and other non-operating income consists of interest earned on cash and cash equivalents and restricted cash, as well as other non-operating income including late fees and penalties. Interest income was approximately $0.1 million in the quarter ended September 30, 2002 and $0.2 million in the quarter ended September 30, 2001.

Interest Expense, Financing and Other Charges

Interest expense, financing and other charges were approximately $0.1 million for the quarter ended September 30, 2002 and $0.6 million for the quarter ended September 30, 2001. This line item consists of bank service charges, interest on capital leases and borrowings and other expenses related to our credit facilities. The $0.5 million decrease is primarily due to $0.4 million of warrant and other charges incurred in the quarter ended September 30, 2001 related to the termination of a credit facility.

Dividends and Accretion of Series A Convertible Preferred Stock

The holders of our Series A Preferred Stock are entitled to receive quarterly dividends on the Series A Preferred Stock equal to eight percent (8%) per annum of the stated value per share payable at our option (i) in cash or (ii) by increasing the stated value per share on the dividend payment date. The stated value per share is the sum of the initial purchase price of $3.50 per share as cumulatively adjusted from time to time by accumulated dividends. The stated value per share as of September 30, 2002 is approximately $3.80.

For the quarter ended September 30, 2002, we elected to pay the quarterly dividends in cash and payment was made on September 30, 2002.

For the quarter ended September 30, 2002, we recorded a total of $0.5 million of dividend charges. For the quarter ended September 30, 2001, we elected to pay the quarterly dividends by increasing the stated value per share of the Series A Preferred Stock. As a result of these stated value dividends, we increased the carrying value of the Series A Preferred Stock on our balance sheet by approximately $0.5 million. We also recognized, as an increase to our net loss attributable to common shareholders, an additional $0.1 million of dividend charges resulting from the excess of the fair value of the common stock that the 8% dividends on the Series A Preferred Stock will convert into over the $3.50 conversion price that will be paid upon such conversion. Therefore, for the quarter ended September 30, 2001, we recorded a total of $0.6 million of dividend charges.

Beginning March 20, 2004, at our option, the shares of Series A Preferred Stock will be redeemable for cash at a price per share equal to the applicable percentage multiplied by the then current value per share. The applicable percentage is initially 120% and declines to 105% on a quarterly basis over the two-year period ending March 21, 2006. If we continue to pay quarterly cash dividends, on March 20, 2004 the shares of Series A Preferred Stock will be redeemable for cash at a price per share of $4.56 and will decline to a price per share of $3.99 at March 21, 2006. Currently, and until redeemed, each share of Series A Preferred Stock is convertible at the option of the holder at any time into the number of shares of common stock as is determined by dividing the current value per share by the conversion price of $3.50. The current value per share is defined as the stated value per share (see above), plus cumulative adjustments for dividends.

We are required to redeem all Series A Preferred Stock shares remaining outstanding on March 20, 2006 at a price of 105% of the then current value per share. Accordingly, we are accreting the value of the Series A Preferred Stock up to the redemption value of the shares using the effective interest method. This is increasing the carrying value of the Series A Preferred Stock and the charge is included in the computation of net loss attributable to common shareholders. In both the quarters ended September 30, 2002 and 2001, we recorded approximately $0.2 million of accretion charges.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Consolidated Results

     Revenue

For the nine months ended September 30, 2002, consolidated revenue was approximately $76.7 million compared with approximately $45.3 million for the same period of 2001, an increase of 69%. Our Lending Exchange segment accounted for approximately 86% of our consolidated revenue in the nine months ended September 30, 2002 and $29.3 million of the overall $31.4 million increase in consolidated revenue over the nine months ended September 30, 2001. Our Realty Services segment accounted for 9% of our consolidated revenue in the nine months ended September 30, 2002 and $3.5 million of the increase in consolidated revenue over the nine months ended September 30, 2001. Lend-X technology revenue was 5% of our consolidated revenue in the nine months ended September 30, 2002 and was $1.4 million lower than in the same period in 2001. See details by segment below.

Gross Margin

For the nine months ended September 30, 2002, the consolidated gross margin was $64.9 million, or 84.6% of consolidated revenue, compared to $34.9 million or 77.1% of revenue for the nine months ended September 30, 2001, an increase of 86%. Our Lending Exchange segment contributed to $29.1 million of the overall $30.0 million increase in gross margin from the nine months ended September 30, 2001. We attribute this increase in gross margin primarily to the scalability of our Lending Exchange business model. Our Realty Services segment added approximately $2.0 million of the increase. Partially offsetting the increase in gross margin was our Lend-X technology segment, which had a decrease in gross margin of approximately $1.2 million.

     Lending Exchange Segment Results

     Revenue

We earn Lending Exchange revenue primarily from Lenders on our network that pay us fees for qualification forms that are transmitted to them (transmit fees) and for loans they make with consumers that we transmitted to them (closed-loan fees). A consumer’s discrete qualification form can be transmitted to up to four Lenders. In this way, we generate multiple transmission fees for the same qualification form and increase the likelihood that the consumer will close a loan with one of the Lenders on our Exchange.

See the Management’s Discussion and Analysis above for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 for a summary of various initiatives to increase revenue.

For the nine months ended September 30, 2002, Lending Exchange revenue increased approximately $29.3 million, or 79%, to $66.3 million from $37.0 million in the quarter ended September 30, 2001. This increase in Lending Exchange revenue primarily reflects (1) an increase in the number of closed mortgage and home equity loans, (2) an increase in our mortgage and home equity product pricing and (3) an increase in overall volume leading to an increase in the number of multiple transmissions of qualification forms.

The table below illustrates several key components of our Lending Exchange revenue for the nine months ended September 30, 2002 and 2001.

	Nine Months Ended September 30, 2002				Nine Months Ended September 30, 2001

	(in thousands)
		Discrete	Multiple	Number		Discrete	Multiple	Number
		Transmission	Transmission	of Closed		Transmission	Transmission	of Closed
Lending Exchange	Revenue	Volume	Volume	Transactions	Revenue	Volume	Volume	Transactions
Mortgage	$36,921	588	1,650	49	$18,428	431	982	27
Home Equity	21,759	241	723	56	12,282	150	465	37
Auto, Personal, Credit Card	5,576	475	1,128	111	5,657	447	791	147
All Other Exchange Fees	2,038				631

Total Lending Exchange	$66,294	1,304	3,501	216	$36,998	1,028	2,238	211

Mortgage Revenue

Mortgage revenue more than doubled to $36.9 million in the nine months ended September 30, 2002 from $18.4 million in the nine months ended September 30, 2001, and increase of $18.5 million.

As seen in the table above, the number of closed mortgage transactions increased 81% to approximately 49,000 closed transactions in the nine months ended September 30, 2002 from approximately 27,000 closed transactions in the same period of 2001. This increase of 22,000 additional closed-loan transactions in 2002 contributed approximately $8.3 million to the overall increase in mortgage revenue.

While there are many factors that can influence consumer demand, such as increased brand awareness and advertising spending as discussed more fully below, we believe the continued historical low levels of mortgage interest rates have generally influenced consumers to apply for and close purchase mortgages or to refinance existing mortgages. We have historically demonstrated growth in both purchase mortgage and refinance mortgage revenue; however, during the nine months ended September 30, 2002, we experienced significant growth with purchase mortgage revenue increasing 106% and refinance mortgage revenue increasing 99% over the same period in 2001. For the nine months ended September 30, 2002 compared to 2001, the overall mix of mortgage revenue derived from consumer’s refinancing existing mortgages decreased slightly from 73% to 72%. We do not currently anticipate that the favorable impact from historical low interest rate levels will continue to drive significant revenue growth. Accordingly, we continue to evaluate and undertake initiatives to increase our revenue in other ways, such as those discussed in the paragraphs above. Further, in prior periods when substantial volume increases were not caused by declining interest rates and refinance mortgage revenue represented a lower proportion of the overall mortgage revenue, we experienced increases in our mortgage transmit rates and multiple transmits of qualification forms, as well as a shift to more home equity loan demand. We expect there will be a similar result when interest rates begin to increase again.

In part, the overall increase in mortgage revenue reflects a number of initiatives, including expanding the capacity of our lender network, training Lenders in best practices and providing automation tools. As a result, we have seen continual increases in our average closing rate for mortgages. For the three months ended March 31, 2002 the average closing rate was 7.2% as compared to 6.6% in the same period of 2001, for the three months ended June 30, 2002 the average closing rate was 7.9% as compared to 5.7% in the same period of 2001 and for the three months ended September 30, 2002 the average closing rate was 9.5% as compared to 6.5% in the same period of 2001.

Additionally, due to the typical lag between the transmission of a qualification form and the closing of a mortgage loan, the higher level of multiple transmission volume that we had experienced in the first and second quarters of 2002 (844,000 transmits) as compared to the first and second quarter of 2001 (612,000 transmits) also contributed to the $8.3 million increase in revenue from closed mortgage loan transactions. Accordingly, if our close rates remain at or above current levels we anticipate that the higher multiple transmission volume shown in the table above for the 2002 period compared to 2001 will result in higher closed mortgage loan revenue in the quarter ending December 31, 2002 compared to the same period of 2001.

Approximately $0.6 million of this increase is related to fees that we earn from lending transactions involving arrangements with third-party membership programs, such as Delta Skymiles, USAirways Dividend Miles, Continental Airline One Pass Miles, Northwest Airlines World Perks and Costco Wholesale, which allow us to provide lending services to their members.

We transmit the qualification form completed by the third-party member, to certain selected Lenders and earn closed loan fees for our services from the Lender for each loan that closes.

We also attribute a small portion of the increase in closed transactions to a new program implemented in 2002 that has identified closed mortgage transactions that were not reported to us through our normal reporting process. These transactions accounted for approximately 2% of our mortgage closed transactions in the nine months ended September 30, 2002 and $0.5 million of the increase in mortgage revenue over the nine-month period ended September 30, 2001. We expect the impact of this program on our closed transactions to decrease as we perform the matching process over a shorter time period going forward and as a result of improved Lender processes.

Multiple transmissions of mortgage qualification forms increased by approximately 668,000 in the nine months ended September 30, 2002 from the nine months ended September 30, 2001 and resulted in an increase in revenue of $5.3 million. As the table above demonstrates, on average, we were able to transmit each discrete mortgage qualification form approximately 2.8 times in the nine month period ended September 30, 2002 compared to approximately 2.3 times in the same period of 2001. We believe that the increase in our multiple transmissions and transmit rate reflects the expanding capacity of our Lender network and the effect of some of our initiatives to increase the number of offers a consumer receives.

Additionally, our November 2001 pricing change for closed mortgage transactions from a flat fee of $400 to a tiered fee structure, ranging from $300 to $750, had the effect of raising our average revenue per closing and contributed $2.9 million to the increase in mortgage revenue for the nine months ended September 30, 2002. In November 2001 we also increased our standard transmit fee from $8.00 per transmit to $9.00 per transmit. This price increase contributed $0.9 million of mortgage revenue.

Home Equity Revenue

Home Equity revenue increased approximately $9.5 million, or 77%, to $21.8 million in the nine months ended September 30, 2002 from $12.3 million in the same period of 2001.

As can be seen in the table above, the number of closed home equity transactions increased by 51% to approximately 56,000 closed transactions in the nine months ended September 30, 2002 from approximately 37,000 closed transactions in the same period of 2001. This increase of 19,000 closed transactions contributed $4.5 million to the increase in home equity revenue. We believe most of this increase can be attributed to higher consumer demand for home equity loans, the success of our product-focused marketing campaigns, as well as higher transmit rates reflecting increased Lender capacity. An additional small portion of this increase is attributed to a new program implemented in 2002 that has identified closed home equity transactions that were not reported to us through our normal reporting process. These transactions accounted for approximately 2% of our closed home equity transactions in the nine months ended September 30, 2002 and $0.2 million of the increase in home equity revenue over the same period in 2001.

Multiple transmission volume of home equity qualification forms increased by approximately 56%, or by approximately 258,000 transmissions, in 2002 compared to 2001, and resulted in an increase of home equity revenue of $2.0 million. While the average rate at which we were able to transmit each discrete home equity qualification form decreased slightly from 3.1 times in the nine months of 2001 to 3 times in the first nine months of 2002, we had an increase of 61% in the number of discrete home equity transmissions. We attribute this increase in discrete transmissions, in part, to our 2002 advertisements focusing on and targeting our home equity product. We also have seen an increase in consumer demand for home equity loans, as the key interest rates underlying these types of loans have remained relatively low.

Additionally, our November 2001 closed-loan fee pricing change for home equity transactions increased our standard fee from $250 to $275 and resulted in a $2.1 million increase in home equity revenue this period. In November 2001 we also increased our standard transmit fee from $8.00 per transmit to $9.00 per transmit. This price increase contributed an additional $0.7 million of home equity revenue.

Auto, Personal and Credit Card Revenue

Auto, Personal and Credit Card products accounted for approximately $5.6 million, or 8% of our Lending Exchange revenue, in the nine months ended September 30, 2002 and approximately $5.7 million, or 15%, in the nine months ended September 30, 2001. This was a decrease of approximately $0.1 million from period to period. This decrease can be attributed to approximately $1.5 million lower revenue generated from our credit card product reflecting a higher reluctance by credit card providers to accept sub-prime qualification forms from higher risk customers since the fourth quarter of 2001. This has caused some of our credit card providers to either tighten their filters, reducing the volume of transmissions they receive from us, or leave our Exchange altogether.

Substantially offsetting this decrease in revenue was an increase in our auto revenue of approximately $1.4 million with over 100% more closed auto loan transactions in the nine months ended September 30, 2002 as compared to the same period in 2001. This increase is due to increased volume generated through new and expanded business relationships with online portals and better lender coverage.

All Other Lending Exchange Revenue

All other Lending Exchange revenue, as shown in the table above, increased by approximately $1.4 million to $2.0 million in the nine months ended September 30, 2002 compared to $0.6 million in the same period of 2001. The increase can be attributed to new arrangements with other online businesses that offer various complementary products to our customers through their websites. Also, due to the overall increase in volume of consumers on our website, we also have more people using these services.

Cost of Revenue and Gross Margin

For the nine months ended September 30, 2002 the gross margin for the Lending Exchange segment was $59.3 million, or 89.4% of Lending Exchange revenue. This is a $29.1 million improvement from the same period in 2001, in which we had a gross margin of $30.2 million, or 81.6% of Lending Exchange revenue. We attribute this increase in gross margin primarily to the scalability of our Lending Exchange business model. As our multiple transmit rates and closing volume increase, our costs do not necessarily increase in proportion. Additionally, as we add Lenders to our Exchange we increase our capacity to provide the growing number of consumers using our services the ability to find and close loans. As a result, when more loans close through our Lending Exchange, and our revenue increases, it has a positive impact on our gross margin and gross margin percentage because many of our costs are fixed or controllable. The November 2001 changes in pricing for our transmit fees and closed-loan fees, as discussed above, also favorably impacted our gross margin this period.

Lending Exchange costs of revenue increased by $0.2 million, or 3%, to $7.0 million in the nine months ended September 30, 2002 from $6.8 million in the nine months ended September 30, 2001. During this same period, our Lending Exchange revenue grew approximately 79%.

The increase in cost of revenue primarily reflects a $1.0 million increase in our employment expenses (employees and independent contractors) related to increases in our customer care department to help better manage and direct our consumer call and e-mail volume. We have also recently begun to promote and expand our telephone channel for consumers who may not have access to the Internet or who may not want to use the Internet to fill out a loan request. This has resulted in an increase in our overall call volume as well. We also incurred approximately $0.2 million of fees related to the program discussed above to identify closed loans that were not reported to us through the normal reporting process.

Partially offsetting the above increases in expense was a reduction in promotional payments and gift certificates to consumers who closed a loan through our exchange. From time to time we adjust the incentives offered to consumers based on evaluations of the responsiveness of consumers to such incentives. Our spending on consumer incentives and promotions decreased by approximately $1.0 million to $1.2 million in the nine months ended September 30, 2002 compared to $2.2 million in the same period of 2001.

     Realty Services Segment Results

     Revenue

We earn Realty Services revenue from real estate brokers participating in our network that pay us a fee when consumers’ requests that we transmit to them result in a purchase or sale of a home.

Realty Services revenue more than doubled to $6.9 million in the nine months ended September 30, 2002 from $3.4 million in the same period of 2001. This $3.5 million increase is due to a higher number of closed transactions in the quarter. The number of closed transactions for this segment increased 82% to approximately 3,100 in the nine months ended September 30, 2002 from 1,700 in the same period of 2001. This was primarily a function of a 15% increase in Realty Services transmission volume and an improvement in the close rate. We have grown this business by increasing the number of real estate professionals participating in our exchange, coupled with expanding our training and best-practices programs. Additionally, we have increased our marketing efforts to improve consumer awareness of the benefits of closing a transaction through our services. Further, throughout 2002, we have entered into arrangements with several new affinity groups or membership programs to provide their members with benefits for using our services. We are able to market our services directly to the members in these groups and provide them with benefits that are affiliated with their membership such as airline miles, store gift certificates or other incentives.

Cost of Revenue and Gross Margin

Realty Services gross margin and gross margin percentage improved in the nine months ended September 30, 2002 from the same period of 2001. Gross margins were $3.0 million, or 43.1% of Realty Services revenue, and $0.9 million, or 26.8% of Realty Services revenue, in the nine months ended September 30, 2002 and 2001, respectively. We have decreased the incentive amounts offered to Realty Services consumers in 2002 and several incentive offers are a fixed dollar amount. Accordingly, we anticipate that costs associated with our Realty Services segment will continue to decrease as a percentage of revenue in the future.

Realty Services cost of revenue increased approximately $1.4 million, or 56.9%, from the nine months ended September 30, 2001 compared to the same period in 2002. This increase is primarily due to an increase in the number of closed Realty Services transactions that resulted in a higher number of incentives and promotional payments made directly to consumers for using our services.

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

Lend-X technology revenue totaled $3.5 million, or 5% of our total revenue, for the nine months ended September 30, 2002 compared to $4.9 million, or 11% of total revenue for the same period of 2001. Additionally, we have shifted the primary strategy for Lend-X to support the growth of our Exchange and have provided approximately $0.2 million in sales allowances to certain customers. Accordingly, our focus for Lend-X is to facilitate the delivery of consumer demand to our Lending and Realty Services Exchanges. We achieve this through using our technology in arrangements with other online businesses that transmit consumers to our Exchanges.

Cost of Revenue and Gross Margin

For the nine months ended September 30, 2002, Lend-X technology gross margin was $2.6 million, or 75.1% of Lend-X technology revenue, compared to $3.8 million, or 77.9% of Lend-X technology revenue, for the quarter ended September 30, 2001.

Costs of revenue associated with Lend-X technology are employment costs related to customizing and/or implementing Lend-X for third parties and ongoing server costs related to hosting Lend-X for these companies. These costs decreased approximately $0.2 million in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2001 primarily due to less labor-intensive consulting and implementation projects in the nine months ended September 30, 2002.

     Consolidated Operating Expenses

Product Development

Product development expense was approximately $2.4 million for the nine months ended September 30, 2002 compared to $3.4 million for the nine months ended September 30, 2001. Product development costs consist of expenses incurred related to the ongoing efforts to enhance and maintain the functionality of our exchange technology and include compensation costs, server and other hardware costs. Compensation costs accounted for 93% of product development expense for both the nine months ended September 30, 2002 and for the same period of 2001.

The decrease in expense is primarily due to $0.6 million more capitalized technology department employment expenses in the nine months ended September 30, 2002 as compared to the same period in 2001. This increase in capitalization is due to our technology department incurring more time on development for our website and Exchange and adding increased functionality in 2002 versus system maintenance and customizing our software for customers in 2001. The overall decrease in product development expense is also due to fewer employees in this department in 2002 as compared to 2001.

Marketing and Advertising

Marketing and advertising expenses of $36.7 million were approximately 48% of our consolidated revenue in the nine months ended September 30, 2002 compared to $29.4 million, or 65% of our consolidated revenue, in the nine months ended September 30, 2001. Although we had an overall increase of $7.2 million, or 25%, in marketing and advertising expense in the nine months ending September 30, 2002 compared to 2001, we were able to increase revenue by nearly $31.4 million, or 70%, during the same period. .

We attribute the decrease in marketing and advertising as a percentage of revenue to a number of factors:

•	An increase in consumer volume. We have seen continued improvements in consumer awareness of LendingTree, which has resulted in a 67% national brand awareness, up from 59% a year ago.

•	Improved operating metrics. The substantial increases in revenue are attributable to a number of factors, including improvements in our closing rates, transmit rates and the impact of our pricing changes and the overall low interest rate environment (as discussion above);

•	More product-focused advertising. We have adjusted our advertising mix to grow the home equity product. Among our offerings, the home equity product contributes the highest revenue-per-consumer and therefore has the greatest impact on our marketing and advertising costs as a percentage of revenue; and

•	New and expanded business relationships. We have also established new and expanded business relationships with a number of online businesses that focus on consumers that are more likely to have an interest in one or more of our lending or realty related services.

The $7.2 million increase in marketing and advertising expenses in the nine months ended September 30, 2002 as compared to the same period in 2001 is primarily the result of $5.1 million more in spending for media costs such as cable television commercials, network radio and internet-based advertisements. Additionally, we incurred $3.1 more marketing and advertising expense with online partners and for the costs of promoting our brand and products within various third-party membership programs. Partially offsetting these increases was a $0.9 million decrease in direct-mail campaign spending.

Management intends to continue spending increased amounts on marketing and advertising, using cable television and network radio in our primary advertising mediums. We will periodically evaluate and use mediums such as broadcast television, direct mail and e-mail campaigns as a way to generate more consumer volume to our site in a cost-effective manner. Additionally, from time to time we will invest in new advertising production to ensure our brand messaging remains compelling and relevant.

Sales, General and Administrative

     Sales, general and administrative expenses of $23.4 million for the nine months ended September 30, 2002, or 31% of consolidated revenue, decreased from $25.9 million, or 57% of consolidated revenue, in the nine months ended September

30, 2001. The decline in sales, general and administrative expenses as a percentage of revenue is consistent with management’s expectations and future outlook. Sales, general and administrative expenses are not expected to increase in proportion to our expected future revenue growth.

The most significant reason for this $2.5 million decrease was due to lower overall compensation expense in the nine months ended September 30, 2002 as compared to the same period of 2001. The following describes the components of compensation expense that contributed to the decrease:

•	$2.3 million decrease in incentive compensation expense from period to period. Throughout the nine months ended September 30, 2001, our results significantly exceeded our bonus-plan targets and this was reflected in the higher incentive compensation accruals for that period. For 2001, the bonus plan did not have upper limits established for payouts. In the quarter ended March 31, 2002, when the Board of Directors approved 2001 bonuses, the payouts were approximately $0.6 million below the December 31, 2001 accrued amount. As a result, we recorded a $0.6 million credit to our operating results in the first quarter of 2002. Further, in 2002 we have established limits on incentive plan payouts and we have substantially increased our financial targets that must be achieved to pay bonuses in full. Accordingly, the incentive compensation expense accrued for the nine months ended September 30, 2002, excluding the above credit, was $1.7 million lower than for the same period of 2001.

•	$1.4 million of non-cash compensation expense in the nine months ended September 30, 2001 as a result of variable accounting treatment on the underlying securities of our Chief Executive Officer’s promissory note. This promissory note was amended in August 2001 resulting in fixed accounting treatment for the underlying securities going forward and therefore no such charge was recorded in the nine months ended September 30, 2002.

•	Partially offsetting these cost decreases were employee salary and benefits costs that were approximately $1.2 million more in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. These increased costs were primarily the result of more employees at the period ending September 30, 2002 compared to 2001, reflecting the overall business growth, and increased health insurance costs.

     Loss on Impaired Investment

In June 2001, we determined that the value of our minority investment in another company was impaired after its merger with a third company. Accordingly, we wrote down the investment to its estimated fair value of $0.25 million, recording $0.35 million as a non-operating loss on impaired investment in the nine month period ended September 30, 2001. In December 2001, we wrote off the remaining $0.25 million investment due to additional changes to the investment and the underlying financial condition of that company.

     Interest and Other Non-Operating Income

Interest and other non-operating income consists of interest earned on cash and cash equivalents and restricted cash, as well as other non-operating income including late fees and penalties. Interest and other non-operating income was approximately $0.6 million in the nine months ended September 30, 2002 and $0.5 million in the nine months ended September 30, 2001. In the nine months ended September 30, 2002, we earned approximately $0.2 million of income related to penalties charged to Lenders resulting from the program to find closed-loan transactions that were not reported through the normal reporting process.

     Interest Expense, Financing and Other Charges

Interest expense, financing and other charges were approximately $0.3 million and $0.7 million for nine months ended September 30, 2002 and 2001, respectively. This line item consists of bank service charges, interest on capital leases and borrowings and other expenses related to our credit facilities. The decrease is primarily due to warrant and other charges incurred in the quarter ended September 30, 2001 related to the termination of a credit facility.

     Dividends and Accretion of Series A Convertible Preferred Stock

The holders of our Series A Preferred Stock are entitled to receive quarterly dividends on the Series A Preferred Stock equal to eight percent (8%) per annum of the stated value per share payable at our option (i) in cash or (ii) by increasing the stated value per share on the dividend payment date. The stated value per share is the sum of the initial purchase price of $3.50 per share as cumulatively adjusted from time to time by accumulated dividends. The stated value per share as of September 30, 2002 is approximately $3.80.

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

In each of the quarters ended September 30, 2002 and June 30, 2002, we elected to pay the quarterly dividends in cash. This resulted in a $0.5 million charge to our consolidated statements of operations in each of the three-month periods ended September 30, 2002 and June 30, 2002. For both of these periods, as a result of paying cash dividends and not additional stated value, we did not incur any additional fair value dividend charges.

In the aggregate, for the nine months ended September 30, 2002, we recorded a total of approximately $3.0 million of cash and fair value dividend charges.

During the nine months ended September 30, 2001, we had elected to pay the two scheduled dividends by increasing the stated value per share of the Series A Preferred Stock. The first dividend was paid on June 30, 2001 (for the period from issuance, March 20, 2001) and the second dividend was paid on September 30, 2001. We increased the carrying value of the Series A Preferred Stock on our balance sheet by approximately $1.0 million. We also recognized, as an increase to our net loss attributable to common shareholders, an additional $0.5 million of dividend charges resulting from the excess of the fair value of the common stock that the 8% dividends on the Series A Preferred Stock will convert into over the $3.50 conversion price that will be paid upon such conversion. Therefore, for the nine months ended September 30, 2001, we recorded a total of $1.5 million of cash and fair value dividend charges.

Beginning March 20, 2004, at our option, the shares of Series A Preferred Stock will be redeemable for cash at a price per share equal to the applicable percentage multiplied by the then current value per share. The applicable percentage is initially 120% and declines to 105% on a quarterly basis over the two-year period ending March 21, 2006. If we continue to pay quarterly cash dividends, on March 20, 2004 the shares of Series A Preferred Stock will be redeemable for cash at a price per share of $4.56 and will decline to a price per share of $3.99 at March 21, 2006. Currently, and until redeemed, each share of Series A Preferred Stock is convertible at the option of the holder at any time into the number of shares of common stock as is determined by dividing the current value per share by the conversion price of $3.50. The current value per share is defined as the stated value per share (see above), plus cumulative adjustments for dividends.

We are required to redeem all Series A Preferred Stock shares remaining outstanding on March 20, 2006 at a price of 105% of the then current value per share. Accordingly, we are accreting the value of the Series A Preferred Stock up to the redemption value of the shares using the effective interest method. This is increasing the carrying value of the Series A Preferred Stock and the charge is included in the computation of net loss attributable to common shareholders. In the nine months ended September 30, 2002 and 2001, we recorded approximately $0.5 million and $0.4 million, respectively, of accretion charges.

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

The most significant accounting estimates effect our financial position and results of operations and financial condition in the following ways:

•	Under our incentive compensation plan for the 2002 calendar year, employees can earn bonus awards based on a combination of our achievement of certain revenue and earnings targets for the year and individual achievement of specified personal goals. Through September 30, 2002, based on actual results to date and forecasts through the remainder of the year, we have estimated that we will exceed the incentive plan revenue and earnings targets for the year. Further, based on historical trends, management has assumed that employees will achieve 80% of their individual performance goals. During the year, management makes monthly estimates of the amount of an award each employee has earned based on our performance and expected achievement levels by employees relative to their pre-set goals. These monthly estimates are accrued with a charge to operating income for that period. The awards are typically paid to the employee following the completion of a year when actual results are known and individual performance against goals is evaluated. As of September 30, 2002 we had a $3.3 million accrued liability related to the expected remaining costs of payouts for the 2002 incentive compensation plan and had charged $3.5 million to operating income for the nine-month period ending September 30, 2002. As an example of the impact that changes in key variables relating to this estimate could have on our financial results we have calculated the following:

•	If the company’s actual results were to increase (or decrease) 10% from the current expected revenue and earnings levels for the year, the expected payout for the year would increase (or decrease) by approximately $0.2 million and our incentive compensation charged to operating income through September 30, 2002 would have been $150,000 higher (or lower).

•	If the employee’s actually achieve 90% (or 70%) of their individual performance goals instead of the 80% we have currently estimated, the expected payout for the year would increase (or decrease) by approximately $0.2 million and our incentive compensation charged to operating income through September 30, 2002 would have been $173,000 higher (or lower).

•	We estimate liabilities for payouts under various consumer promotional programs. At our discretion, we may offer consumers that utilize our exchange services certain promotional incentives to complete a transaction. We may offer these consumers the opportunity to receive cash payments, gift certificates, or other discounts or coupons in the event they complete a transaction utilizing our services. Although a number of our consumer promotional programs are determined based on actual transactional activity in a period, there are others for which we estimate a liability for the expected cost of the payouts based on the number of consumers the promotions are being offered to, historical levels of completed transactions and the rate at which consumers have historically responded to the same or similar promotions. As of September 30, 2002 we had $1.1 million of liabilities recorded related to expected costs of payouts for consumer promotions and had charged $4.9 million to operating income for the nine month period ending September 30, 2002. As an example of the impact that changes in key variables relating to this estimate could have on our financial results we have calculated the following:

•	If the estimated rate at which consumers respond to our promotions were to increase 10% from the estimated rates we are using at September 30, 2002, the accrual for consumer promotion payouts would increase less than $0.1 million, resulting in an additional charge to cost of revenue of the same amount.

•	Conversely, if the estimated rate at which consumers respond to our promotions were to decrease 10% from the estimated rates we are using at September 30, 2002, the accrual for consumer promotion payouts would decrease less than $0.1 million, resulting in a lower charge to cost of revenue of the same amount.

•	For most of our Lend-X technology arrangements, we host our Lend-X technology for use by third parties that pay us various fees for the right to access and use our software. For each arrangement we estimate the term that the customer will use our services and recognize the applicable revenue and costs over that period if it is longer than the stated term of the related contract. Our estimates of the expected arrangement term vary by customer and type of service we agree to provide, but are generally between one and three years. If the expected term of any arrangement were to be extended beyond our current estimates, we would defer the remaining revenue and costs of that arrangement and recognize them over that new term.

•	Our allowance for doubtful accounts is an estimate based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable and our historical trends related to uncollectible receivables and other available evidence. When management determines that there is substantial doubt about the collectibility of a specific customer account, we provide a reserve for the amount that we estimate to be uncollectible. Additionally, based on historical experience, management estimates a reserve of 2% of the accounts receivable balance to provide for the probable losses inherent in the accounts receivable balance. As of September 30, 2002 our allowance for doubtful accounts was approximately $0.3 million and for the nine months ended September 30, 2002, we had recorded bad debt expense of $0.3 million. If there were a deterioration of our customers’ credit worthiness or if actual defaults were higher than our historical experience, our allowance for doubtful accounts could be insufficient and additional bad debt expense would be incurred.

     Liquidity and Capital Resources

As of September 30, 2002, we had approximately $13.7 million in total cash, consisting of $4.1 million in cash and cash equivalents and $9.6 million in restricted cash.

Restricted cash at September 30, 2002 of $9.6 million primarily includes funds that are maintained in an escrow account. This escrow account was established by us and our advertising agency to maintain funds set aside by us for current and future expenditures by our advertising agency. Disbursements from the escrow account can only be made for advertising expenditures we have approved in advance. As of September 30, 2002, the balance in this escrow account covers our September 2002 and some fourth quarter media expenditures. We anticipate that advertising costs will continue to represent a significant portion of operating expenses and that we will continue to be required to set aside funds in order to secure favorable advertising spots at reasonable costs.

Restricted cash at September 30, 2002 also includes $1.6 million that was held in an escrow account at our bank. The escrowed funds are pledged as security for a letter of credit issued by our bank in August 2002. The letter of credit expires December 31, 2003 and was issued by the bank to a bonding company that provides surety bonds in the various states where we are licensed to do business. The various states require surety bonds, in amounts ranging from $5,000 to $150,000, as a part of their mortgage broker or loan originator regulations.

During the nine months ended September 30, 2002 we generated $0.8 million of cash from operations. We classify deposits to and uses of restricted cash as investing activities. Including the net changes in restricted cash with cash provided by operating activities, our cash required for the nine months ended September 30, 2002 was $6.0 million. As of September 20, 2002, we had $13.7 million in total cash.

As described below in Part II, Item 2, in April 2002, we sold $5.9 million of common stock in a private placement transaction. Additionally, during the nine months ended September 30, 2002, we received $3.6 million from the exercise of stock options.

We have the following additional sources of financing in place:

•	A revolving credit facility with GE Capital Commercial Services, Inc. (“GE”) that provides a maximum availability of up to $15.0 million. Under this arrangement, we have pledged our trade accounts receivable and borrowings are limited to 90% of our eligible accounts receivable and bear interest at the prime rate. As of September 30, 2002 we had eligible receivables of approximately $7.0 million and we had no borrowings outstanding under this facility. Our eligible receivables at September 30, 2002 excluded approximately $9.4 million of invoices related to September receivables that in the normal course of business were not transmitted to and approved by GE until October 2002.

•	An equity line whereby we may, at our discretion, sell shares of our common stock to an investor from time-to-time subject to maximum sale limitations in any one monthly period with a term ending March 6, 2003. If we choose to drawdown the equity line, the minimum amount of any drawdown is $0.1 million and the maximum amount is the greater of (i) $1.0 million or (ii) 20% of the average of the daily volume weighted average price of our common stock for the twenty-two (22) day trading period immediately prior to the date we request a drawdown multiplied by the total trading volume of the common stock for such period. Only one drawdown is allowed in each period of 22 trading days beginning on the date of the drawdown notice. Subject to certain adjustments, the number of shares to be issued on each settlement date will be a number of shares equal to the sum of the quotients (for each trading day within the settlement period) of (x) 1/22nd of the investment amount and (y) the purchase price on each trading day within the settlement period. As of September 30, 2002 we have not used this equity line. Further, based on our current cash position and projected financial results, the likelihood of any use of this equity line, in management’s judgment, is remote.

We believe that the existing cash and cash equivalents, restricted cash, the availability of the revolving credit facility noted above, as well as cash generated from operations will be sufficient to fund our ongoing operating and capital needs over the next year, including the payment of cash dividends to the holders of our Series A Preferred Stock. We believe cash from operations will be generated from revenue growth resulting from the continued growth in the lending market, expansion of our network of Lenders and by more consumers utilizing our Exchange. We expect to be able to drive more consumers to our Exchange by leveraging our existing high brand awareness, attracting more consumers through a number of new initiatives, including the expansion of our telephone channel, utilizing our product-focused advertisements and by developing business relationships with significant web-portals and other financially oriented on-line businesses.

Although we have historically experienced significant revenue growth and have generated positive net income in the third quarter of 2002, the operating results for future periods are still subject to numerous uncertainties. There can be no assurance that revenue growth will continue or that we will be able to sustain profitability. Our liquidity could be significantly affected if this does not happen.

On August 30, 2002, we terminated our revolving loan agreement with the Federal Home Loan Mortgage Corporation. We had never borrowed money under this revolving loan and based on our favorable operating results and improved outlook, we determined that it was highly unlikely we would ever use the line.

     Significant Customers and Concentrations

No customer accounted for greater than 10% of our accounts receivable balance as of September 30, 2002 or 2001. Additionally, no customer accounted for more than 10% of our Lending exchange revenue in the quarters or nine months ended September 30, 2002 or September 30, 2001.

For the quarter ended September 30, 2002, two customers accounted for 19% and 11%, respectively, of our total Lend-X technology revenue. For the quarter ended September 30, 2001 two customers accounted for 43% and 28%, respectively, of our total Lend-X technology revenue.

For the nine months ended September 30, 2002, two customers accounted for 47% and 15%, respectively, of our total Lend-X technology revenue. For the nine months ended September 30, 2001 two customers accounted for 42% and 29% of our total Lend-X technology revenue.

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

     Subsequent Event

We received and accepted the resignation of Robert Kennedy as a director, effective November 13, 2002. There was no disagreement between the director and the Company.

     Forward-Looking Statements and Certain Risks

This quarterly report on Form 10-Q contains certain forward-looking statements and information based on our beliefs as well as assumptions made by, and information currently available to us. Many statements made in the 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not based on historical facts but are based on beliefs as well as assumptions made by us and information currently available to us. The words “expects,” “anticipates,” “estimates,” “intends,” “believes,” “plans” and similar expressions are intended to identify forward-looking statements. These statements include, among others, those relating to our belief that we will have sufficient sources of liquidity to fund our operations through 2002; our expectation that sales, general and administrative expenses will not increase in proportion to our expected future revenue growth; our plans to reduce discretionary expenditures if our revenues do not grow as anticipated or if we have a liquidity shortfall; our expectation that the adoption of SFAS 146 will not have a material impact on our results of operations, our financial condition or our cash flows; our belief that our pending litigation will not have an outcome that will have a material adverse effect on our financial condition, cash flows or results of operations; our intention to use the proceeds from our private placement of common stock for general corporate purposes, including the cash payment of quarterly dividends to the holders of our Series A Preferred Stock; our expectation that the impact of our new program to identify loans that closed due to our transmissions that were not reported to us in our normal reporting process will decrease in the future; our belief that improvements in our key operating metrics and the growth in online lending will more than offset decreases in our business caused by lower levels of consumer refinance activity; our belief that our initiatives designed to improve the rate at which loans close through our exchange will be effective; our expectation that if our mortgage close rates remain at or near current levels that the higher transmission volume in the year to date period for 2002 as compared to 2001 will result in higher closed mortgage loan revenue for the remainder of the year and compared to the same period of 2001; our expectation that advertising costs will continue to represent a significant portion of our operating expenses; our intention to continue to use cable television and network radio in our core advertising strategy; our belief that we will be able to draw more customers to our Exchange; and our belief that the costs associated with our Realty Services Exchange segment will continue to decrease as a percentage of Realty Services revenues. Our actual results could differ materially from the results discussed in any of our forward-looking statements. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

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

Risks related to our financial condition include the following: our limited operating history makes our business and prospects difficult to evaluate; we have a history of losses prior to the third quarter ended September 30, 2002; the long-term viability of our business model is unproven and could fail; the estimates and judgments we use in preparing our financial statements may be incorrect or need adjustment; our operating results may be negatively impacted by fluctuations in interest rates; our quarterly operating results are not an indication of our future results; we may not be able to achieve our projected financial and operating results, which could cause a decline in our stock price; and certain of our assets are subject to encumbrances.

Risks related to our markets and strategy include the following: our future success is dependent upon increased acceptance of the Internet by consumers and lenders as a medium for lending; Lenders in our network are not precluded from offering consumer credit products outside of our exchange; if our participating Lenders do not provide competitive levels of service to our consumers, our brand will be harmed and our ability to attract consumers to our website will be limited; we may not be able to manage our expanding operations effectively; if we are unable to maintain our brand recognition or high levels of consumer satisfaction, consumer and lender demand for our service may decrease; to the extent that mortgage interest rates climb or other factors beyond our control influence consumer behavior, we may not be able to sustain the historical trends in our growth rates; and our business could suffer if we lose the services of Douglas R. Lebda, our Chief Executive Officer.

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

Risk related to legal and regulatory uncertainty include the following: we may be subject to liability or legal claims relating to information that is posted on our website or on websites linked to our website; our failure to comply with laws governing our service or material changes in the regulatory environment relating to the Internet could have a material adverse effect on our business; many states require us to obtain licenses to offer our products and we may not be able to obtain or retain licenses in every state; some state regulations impose filing obligations on some of our largest stockholders and customers, we may be unable to obtain or maintain necessary licenses in these states for reasons beyond our control, if any of these parties fail to comply with these filing obligations; we may not be able to satisfy state or federal net worth or bond requirements necessary to obtain or maintain required licenses; regulation of the Internet is unsettled, and future regulations could inhibit the growth of the Internet, decrease the number of visitors to our website or otherwise materially adversely affect our business; we may be limited or restricted in the way we establish and maintain our online or offline relationships by laws generally applicable to our business; and we may be liable for damages resulting from infringement of third parties’ intellectual property rights.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

On July 13, 2001, LendingTree and GE Capital Commercial Services, Inc. entered into a loan and security agreement and revolving credit note. Under these arrangements, borrowings will bear interest at the prime rate determined on the last business day of the preceding calendar month. As of September 30, 2002 the interest rate in effect for us was 4.75% and we had no borrowings outstanding under this facility. With assumed average borrowings outstanding of $2.0 million over a 12-month period, a 1.0% increase in the prime rate would result in additional interest expense of approximately $20,000 during that period.

We currently hold no derivative instruments and do not earn foreign-sourced income. All of our transactions occur in U.S. dollars and we do not have any investments in foreign countries. Accordingly, changes in currency exchange rates related to these types of transactions do not have a direct effect on our financial position or results of operations.

We are subject to market risk due to the terms of our Series A Preferred Stock. If we elect to pay dividends on our Series A Preferred Stock by increasing the stated value per share, we will record an expense based on the fair value of the underlying common stock into which the preferred shares are convertible. For the quarter ended March 31, 2002, we recorded $1.4 million of dividend charges related to the changes in the fair value of our common stock underlying the Series A Preferred Stock. For the quarters ended June 30, 2002 and September 30, 2002, we did not record these additional charges as we elected to settle the quarterly dividend obligation in cash rather than by an increase to the stated value. If, in the future, we were to settle the dividend obligations by increasing the stated value of the preferred stock, and if the market price of our common stock were to stay above $3.50, we would continue to incur additional fair value charges. If we continue to pay cash dividends, we would incur total dividend charges of approximately $1.8 million during the next twelve-month period.

Item 4. Controls and Procedures

Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in our Exchange Act filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II – Other Information

Item 1. Legal Proceedings

On September 10, 2001, Block Financial Corporation, or Block, filed a complaint in the United States District Court for the Western District of Missouri [Block Financial Corporation v. LendingTree, Inc., Case Number 01-1007-CV-W-3], against us, alleging that our financial card (credit card) qualification form processing system infringes its U.S. Patent No. 6,014,645 entitled, “Real-Time Financial Card Application System.” The complaint seeks both monetary damages in the form of a reasonable royalty and injunctive relief. On November 19, 2001, we filed an answer to the complaint denying infringement of the Block patent. We also filed a counterclaim against Block seeking a declaratory judgment of non-infringement and invalidity of the Block patent. In addition, we have filed a request with the United States Patent Office (“USPTO”) seeking a re-examination of Block’s patent in light of prior art which was not cited in the original patent. The request was granted in August of this year and the USPTO is currently re-examining the Block patent. We also sought and received an Order from the federal district court where the case is pending to stay further discovery in the proceedings until the USPTO completes its re-examination of the Block patent. While the lawsuit is in an early stage, we believe that we have meritorious defenses to Block’s claim and we do not believe that this action will have a material impact on our financial condition, cash flows or results of operations.

We are involved in other litigation from time to time that is routine in nature and incidental to the conduct of its business. We believe that the outcome of any such litigation would not have a material adverse effect on our financial condition, cash flows or results of operations.

Item 2. Changes in Securities and Use of Proceeds

On April 16, 2002, we issued a total of 500,000 shares of common stock to three institutional and accredited investors in a private placement exempt under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder for gross proceeds of $5.9 million. Allen & Company acted as placement agent and received a fee of $237,600. We are using the proceeds for general corporate purposes, including the cash payment of dividends to the holders of our Series A Preferred Stock. We filed a registration statement covering resales of the common stock by investors on May 31, 2002 and this registration statement was declared effective by the Commission on June 11, 2002.

During the nine months ended September 30, 2002, we issued a total of 919,894 shares of common stock upon the conversion of shares of our Series A Preferred Stock. Such securities were acquired in a private placement transaction under Section 4(2) of the Securities Act of 1933. We received no cash proceeds upon such conversions.

During the nine months ended September 30, 2002, we issued a total of 404,355 shares of common stock upon the exercise of outstanding warrants. Such securities were acquired in a private placement transaction under Section 4(2) of the Securities Act of 1933. We received cash proceeds totaling $45,800 upon payment of the applicable exercise prices. We are using such proceeds for general corporate purposes.

From time to time the Company’s officers, directors and Affiliates may enter into Company approved 10b5-1 stock trading plans which allow them to engage in transactions of Company stock outside of Company prescribed stock trading windows.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

NUMBER	DESCRIPTION

99.1	Letter terminating the revolving credit facility dated March 7, 2001 by and between LendingTree, Inc. and the Federal Home Loan Mortgage Corporation
99.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

On August 14, 2002, we filed a report on Form 8-K to disclose the certification of the Chief Executive Officer and the Chief Financial Officer of LendingTree, Inc. pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 covering the Form 10-Q Quarterly Report for the period ending June 30, 2002.

On September 9, 2002, we filed a report on Form 8-K to report that we had issued a press release revising our guidance covering our expected third quarter 2002 results of operations.

On October 22, 2002, we filed a report on Form 8-K to report that we had issued a press release announcing our financial results for the third quarter 2002.

SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENDINGTREE, INC.

Date: November 13, 2002	By:	/s/ Keith B. Hall

Keith B. Hall, Senior Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Douglas R. Lebda, Chief Executive Officer, certify that

1.	I have reviewed this quarterly report on Form 10-Q of LendingTree, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of LendingTree, Inc. as of, and for, the periods presented in this quarterly report;

4.	LendingTree, Inc.’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for LendingTree, Inc. and we have:

a)	designed such disclosure controls and procedures to ensure that material information related to LendingTree, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of LendingTree, Inc.’s disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (“Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of LendingTree, Inc.’s disclosure controls and procedures as of the Evaluation Date;

5.	LendingTree’s other certifying officers and I have disclosed, based on our most recent evaluation, to LendingTree’s auditors and the audit committee of LendingTree’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for LendingTree’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in LendingTree’s internal controls; and

6.	LendingTree’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Douglas R. Lebda
Douglas R. Lebda
Chief Executive Officer

I, Keith B. Hall, Senior Vice President and Chief Financial Officer, certify that

1.	I have reviewed this quarterly report on Form 10-Q of LendingTree, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of LendingTree, Inc. as of, and for, the periods presented in this quarterly report;

4.	LendingTree, Inc.’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for LendingTree, Inc. and we have:

a)	designed such disclosure controls and procedures to ensure that material information related to LendingTree, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of LendingTree, Inc.’s disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (“Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of LendingTree, Inc.’s disclosure controls and procedures as of the Evaluation Date;

5.	LendingTree’s other certifying officers and I have disclosed, based on our most recent evaluation, to LendingTree’s auditors and the audit committee of LendingTree’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for LendingTree’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in LendingTree’s internal controls; and

6.	LendingTree’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

/s/ Keith B. Hall
Keith B. Hall
Senior Vice President and Chief Financial Officer