Form 10-K
period 2002-12-31
LENDINGTREE INC
filed 2003-03-12
CIK 1096479

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.01 par value
(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No ☐

     The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing sale price of common stock on June 30, 2002 as reported on the NASDAQ National Market, was approximately $286 million

     As of January 31, 2003 there were 22,586,247 shares of Common Stock, $.01 par value, outstanding, excluding 237,673 shares of treasury stock.

Documents Incorporated by Reference

     Portions of the definitive Proxy Statement to be delivered to security holders for the 2003 Annual Meeting of Stockholders to be held on April 23, 2003 are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

     This Annual Report on Form 10-K may contain certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that represent our current expectations or beliefs concerning future events or projected financial results. Words such as “expect,” “anticipate,” “estimate,” “intend,” “believe,” “plan” and similar expressions are used to identify these forward-looking statements. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in certain forward-looking statements include the timing and amount of revenue that may be recognized by us, continuation of current expense trends, absence of unforeseen changes in our markets, continued acceptance of our services and products and general changes in the economy. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned “Factors That May Affect Our Results of Operations or Reported Results” in Item 7 of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein. Except as otherwise required under federal securities laws, we do not have any obligations or intention to update publicly any forward-looking statements after filing of this Form 10-K.

PART I

Item 1. Business

General Development of the Business and Overview

     LendingTree, Inc. was incorporated in the state of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998.

     We are an online exchange empowering consumers, Lenders, REALTORS® and related service providers with convenience, choice and value. Through our exchange, which can be accessed online at www.lendingtree.com or by calling us directly at 1-800-555-TREE, consumers can access a nationwide network of nearly 200 banks, lenders and loan brokers (“Lenders”) and approximately 650 real estate brokerages to obtain loan offers or the services of a real estate agent. We attract consumers to our exchange through various forms of advertising and through arrangements with both online and offline partners.

     Consumers seeking loan products begin the LendingTree process by completing a simple online credit request (which we refer to as a “qualification form”). Consumers can also call us directly at 1-800-555-TREE and we will complete the form based on their instructions and answers to questions. After the qualification form is complete, our Lend-X technology automatically retrieves the credit score for the particular consumer. The consumers’ data and credit scores are then automatically compared to the underwriting criteria of the Lenders participating on our exchange. Qualified consumers can receive multiple loan offers in response to a single credit request and then compare, review, and accept the offer that best suits their needs.

     Lenders on our exchange can generate new business that meets their specific underwriting criteria at a lower cost of acquisition than traditional marketing channels. Our lending exchange encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards, and personal loans. We earn revenue from the Lenders on our exchange that pay us fees for qualification forms that meet their underwriting criteria and are transmitted to them (“transmission fees”). Since a qualification form can be transmitted to more than one lender, we may generate multiple transmission fees for the same form. We also earn revenue for loans that the Lenders on our exchange close with consumers that we transmitted to them (“closed-loan fees”).

     Consumers interested in working with a real estate agent to buy or sell a home can access an online form through our exchange at www.lendingtree.com or through one of the websites of participating membership programs, such as Costco, Delta Skymiles, Continental, United Airlines, USAirways, Northwest Airlines and American Express. Based on the information entered by the consumer, our system automatically provides the consumer with a choice of references to REALTORS® from our nationwide network and also forwards the consumer’s information to the chosen real estate agents desktop via our proprietary web-based technology. If the two parties agree to work together, the remainder of the transaction is completed locally. Consumers closing a transaction with a REALTOR® on our exchange are eligible for rebates and promotional incentives. REALTORS® are able to efficiently access new, highly-qualified potential customers.

     We earn fees from real estate brokers that pay us when consumers’ requests that we transmit to them result in a purchase or sale of a home (“realty services fees”).

     Our technology platform, Lend-XSM, is the technology that powers our internet based exchange. In the past, we have also licensed the use of our Lend-X technology to other businesses and have enabled them to create either private-labeled or co-branded exchanges on their websites. However, in 2002, we have shifted the primary strategy for Lend-X to support the growth of our Exchange by using our technology in arrangements with our Lenders and other online businesses that transmit consumers to our Exchange.

Industry Background — Lending

     For lenders, the traditional loan origination process is paper-intensive, time-consuming, and usually accompanied by high fixed costs and labor expense. This inefficient process often involves significant marketing and origination costs.

     For consumers, the traditional loan process is time-consuming, requires completion of multiple forms, and can often be frustrating and confusing. Consumers typically search through a variety of loan products from many different lenders, apply to one lender at a time for that lender’s offered price, and then wait for that lender to approve or reject the application.

     Many online lending sites and lenders with telephone centers generally mirror the traditional loan origination process. Consumers visit the website, view a list of loan products, apply for one product from one lender, and are either given an offer or rate quote or are rejected by the lender. While the consumer proposition presented by online lending websites is the same as the traditional offline process, the business models for online lending websites generally fall into the following two categories:

•	Lender/Broker Model. The operators of websites such as Mortgagebot.com, QuickenLoans, Eloan and Ditech.com generate a large portion of revenue in the same way as traditional lenders, from selling the loans for a mark-up or by holding the loans in their portfolio and earning a spread over their cost of capital. These lenders/brokers also undertake the document processing, verification, and customer interaction. In addition, to the extent the lenders/brokers fund originated loans with their own capital, they are often directly exposed to interest rate risk, credit risk, liquidity risk and must also effectively manage their loan pipeline.

•	Referral Agent Model. The operators of websites such as Providian Financial Corporation’s GetSmart.com typically generate revenue by providing referrals to lenders. Because referral agents typically receive an upfront fee, there is little incentive for these companies to ensure that lenders and consumers consummate the loan transaction. Additionally, because referral websites typically do not offer the consumers multiple offers on their sites, they are not able to continually give best practices and pricing data to lender participants.

     LendingTree believes that the inefficiencies of the traditional lending process and the shortcomings of other online business models, combined with the large and recurring nature of consumer loan demand, offer a substantial opportunity for our exchange business model.

The Lending Exchange

     The LendingTree loan process consists of the following steps:

•	Credit Request. Consumers access our exchange either at www.lendingtree.com or by calling 1-800-555-TREE or through partner sites and select a loan product from our multiple loan categories. Consumers complete a single qualification form for the selected loan product with information such as income, assets and liabilities, loan preferences and other data. Consumers also consent to our retrieval of their credit report.

•	Qualification Form Filtering and Transmission. Our filtering process matches the consumer’s qualification form data, credit profile, and geographic location to the preset underwriting criteria provided by participating Lenders. Lenders are able to modify their underwriting criteria in real-time directly through a password-protected website known as our LenderWeb. Once qualification forms pass the filters, they are automatically transmitted to up to four Lenders.

•	Lender Evaluation and Response. Using our automated response engine (which we refer to as ADE), Lenders can automatically evaluate and respond to the qualification forms that pass their filters. Otherwise, Lenders can evaluate qualification forms using their own automated tools or through manual processes and respond via our LenderWeb on our system.

•	Communication of Offer. Once a Lender evaluates a qualification form and responds with an offer, our system automatically notifies the consumer via e-mail and displays the offers on the website where the request originated. The e-mail contains instructions to return to the website and provides instructions directing the consumer to the Check Status page where consumers can view and compare the terms of each offer including: interest rate, closing costs, monthly payment amount, lender fees and other information. If the consumer does not have access to e-mail, the responses from the Lender are provided to the consumer when the consumer calls back and/or via facsimile.

•	Offer Acceptance. The consumer has the ability to accept, reject or request more information about any particular loan offer. When the consumer selects one of these options, our system automatically notifies the chosen Lender, or the consumer responds to the Lender directly and the remainder of the process is conducted offline.

•	Ongoing Consumer and Lender Support. We provide active email and telephone follow-up and support to both Lenders and consumers during the loan transaction process. This follow-up and support is designed to provide technical support and increase overall satisfaction of the participants in our exchange, as well as increase the percentage of consumers who accept and close a loan from our lending exchange.

Industry Background -Realty

     Service providers in the real estate industry consist of large regional brokers, one national entity, members of national franchises and independent agencies. Many consumers are served by the independent agencies.

     For all parts of this industry, customer acquisition is essential, but is highly inefficient and consists of advertising through direct mail, newspapers, “for-sale” signs, word of mouth and franchise media marketing. Franchises such as Century21, Coldwell Banker, Re/Max, ERA and GMAC create name recognition and provide national advertising and other services in exchange for franchise fees from brokers.

The Realty Exchange

     LendingTree’s Realty Exchange consists of a national exchange of participating real estate brokers and certified agents who have agreed to provide local, high quality real estate services to LendingTree consumers. The consumer receives a choice of real estate brokers to serve them and also receives a substantial incentive when using one of our recommended brokers to close a transaction.

•	Our Realty Exchange consists of approximately 650 real estate brokerages representing over 2,500 branch offices to provide services to the customers of LendingTree and its clients. Because participating brokers have no protected territories, LendingTree is able to provide consumers with a choice of up to four real estate brokerages. Our participating brokerages include members of all of the national franchises and a number of independent brokerages. The participating brokerages must agree to service standards, have qualified agents who are all REALTORS®, go through our certification process, and use the LendingTree web-based software. They must also agree to maintain a relocation department to process all

LendingTree consumers and protect the consumer experience by allowing LendingTree to replace any agent or brokerage at a consumer’s request regardless of the reason.

•	The Consumer Experience. Consumers can access the “Find a REALTOR®” service from the home page of www.lendingtree.com, from their status pages if they are obtaining a mortgage through the Lending Exchange, from any of our clients’ web pages, (e.g., Costco.com, Delta, United Air Lines, US Airways, American Express, MSN, etc.) or by dialing 1-800-555-TREE and accessing a LendingTree Customer Care Consultant.

     In addition to the referral service, LendingTree provides additional services and content through www.lendingtree.com and our client’s sites such as:

•	an automated valuation tool which allows consumers to estimate the value of properties and be more informed about the homes they are interested in buying or selling;

•	listings of homes for sale which also allow for the education of the consumer and reduce the amount of time required to be spent with real estate agents in searching for properties that meet their requirements;

•	the ability to schedule appointments with a network broker to see properties directly from the website; and

•	the ability to request more information from the network brokers about properties.

     LendingTree is a licensed real estate broker in all states that require licensing.

Lend-X

     Lend-X is our online lending exchange technology that offers a fast, adaptable and reliable online lending solution for lenders and non-lenders alike, providing valuable access to our online lending exchange of nearly 200 Lenders.

     The Lend-X technology platform is made up of the following integrated components:

ConsumerWeb — Consumer interactions

▶ Consumer-tested online form with help tips

▶ Resource center with more than 100 pages dedicated to consumer education

▶ Cross-sell opportunities

▶ Online communication of offers

▶ Customer care support

▶ Automated email tools and customer surveys

ADE Product and pricing

▶ Product and pricing configuration for automated pre-qualified offers

▶ Offer conditions and rules-based closing costs

▶ Credit-pull capability

Exchange Platform — System integration

▶ Interfacing to connect front-end sources and back-end systems

▶ Routing capability based on loan request and business model

LenderWeb — Lender interactions

▶ Lead management tools

▶ Point of sale tools

▶ Configuration of workflow, product and pricing, and administrative functions

▶ Reporting capability

Customers

LendingTree Exchange Customers

     Our lending exchange offers consumers (both online and via telephone) the opportunity to obtain the loan products listed below. We do not charge consumers a fee to use our services and our network of Lenders (“our customers”) pay us fees for transmitted qualification forms and closed loans.

     As of December 31, 2002:

•	Home Mortgage. LendingTree had 139 Lenders providing home mortgage loans.

•	Home Equity. LendingTree had 61 Lenders providing home equity loans.

•	Automobile Loans. LendingTree had 12 Lenders providing automobile loans.

•	Credit Cards. LendingTree had 6 credit card issuers.

•	Personal Loans. LendingTree had 7 Lenders providing personal loans.

     Some Lenders provide more than one type of loan product through our exchange. Accordingly, the sum of the Lenders by product category above exceeds the nearly 200 individual Lenders on our exchange.

     Our realty exchange offers consumers the opportunity to obtain the services of a REALTOR® from one of the nearly 650 real estate brokerages participating on our exchange. We do not charge consumers a fee to use our services. Our customers are the participating real estate brokers on our network that pay us a fee when a referred consumer closes a real estate transaction.

     For the years ended December 31, 2002, 2001 and 2000, no Lender or real estate broker exceeded 10% of our total revenue. All of our revenues are from transactions originating in the United States.

     For 2002, two customers accounted for 39% and 20%, respectively, of our total Lend-X technology revenue. For 2001, two customers accounted for 35% and 32%, respectively, of our total Lend-X technology revenue. For 2000, one customer accounted for 71% of our total Lend-X technology revenue.

     As of December 31, 2002 and December 31, 2001, no customer exceeded 10% of our accounts receivable balance. As of December 31, 2000, one customer accounted for approximately 22% of the accounts receivable balance. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of Lenders comprising our customer base.

     Reference is made to our consolidated financial statements, beginning at page F-1 herein, for further disclosures about our business segments.

Geographic Information

     All of our revenue is generated from transactions originating in the United States. All of our fixed assets are located in the United States, principally at our headquarters in Charlotte, North Carolina.

Competition

     Lending Exchange

     LendingTree operates a unique lending exchange, matching the requests of borrowers with up to four Lenders on our network. The primary competitive factors for the exchange model are as follows:

•	Brand awareness: To be competitive as an exchange, competitors must have the ability to attract consumer demand in consistently high volumes. Competitors will need to make significant investments to build and maintain a compelling brand that will compete against LendingTree’s established brand.

•	Lender network: In order to provide value to prospective borrowers, a competitor must create strategic alignment with a critical mass of lenders to fulfill consumer demand. This takes significant investments in time and resources and will require learning about lending practices both online and through off-line channels.

•	Online relationships: Access to consumers from other major portals or internet sites is essential for developing market share.

•	Scalable technology: Infrastructure that integrates easily with lenders and can adapt to support extended product offerings.

•	Efficiency: Ease of use and convenience for consumers and lenders.

     Our success depends upon increasing our market share of consumers who initiate loan requests through the internet and telephone. In order to do this, we must continue to build on our first mover advantage, maintain brand awareness among consumers and lenders, expand our network of Lenders, and continually upgrade our technology.

     Many of our current competitors, however, have longer operating histories, larger customer bases, and significantly greater financial, technical, and marketing resources than we do. In addition, participants in other areas of the financial services industry may enter the consumer loan industry.

     We believe that our primary competitors are traditional lending institutions developing their own online lending channels (a “click and mortar” approach). Established entities such as JPMorgan Chase, GMAC and Countrywide have entered the online lending business as a way to diversify their revenue streams, maintain growth and broaden their appeal to a wider base of consumers. These companies do not operate a true exchange; rather they are set up to process, close, and fund the loan as a stand-alone lender. The single-lender model enables lenders with recognized brand names and established customer bases to attract consumers to their own website, creating potential for efficient loan acquisition and processing. However, because the channel is usually small as compared to the lender’s traditional channels, service standards may lag, and consumers may not receive a differentiated experience. Because the internet consumer is expecting a faster, more convenient experience, and because other lending institutions are easily accessible via the internet, click and mortar competitors must refine their sales and fulfillment processes to be effective. Also, they must resolve substantial channel conflict issues to price the channel attractively, and large lenders in particular must resolve internal barriers in order to distribute consumer leads to the right internal departments and ensure appropriate follow-up. Like traditional channels, the model exposes the lenders to interest rate risk, credit risk and liquidity risk. Certain products such as personal loans and credit cards are particularly prone to adverse selection, requiring stringent underwriting to manage risk.

     Additional competition comes from lending websites, including Ditech.com, Eloan, Quicken Loans, MortgageExpo.com and Mortgagebot.com. These lenders originate the bulk of their loans through their websites or the telephone, and are considered “e-lenders.” Some of these e-lenders are also Lenders on our exchange. In addition, some online financial services companies, including the online brokerages and internet banks, have extended consumer products to include online lending. These companies typically operate a consumer-branded website and attract consumers via online banner ads, key word placement on search engines, partnering with affiliates and business development arrangements with other properties, including major portals. They may also attract consumers via off-line advertising. The e-lenders process, close, and fund loans and thus are subject to credit risk. As compared to click and mortar competitors, the online lenders do not need to invest heavily in branch offices and infrastructure and, given sufficient scale, may provide a cost-effective and convenient way for consumers to obtain a loan. To be successful, the online lenders must build and maintain a brand, develop relationships with online portals and other sources of potential consumers and build out loan product offerings to appeal to a mass audience.

     An additional competitor is Providian Financial Corporation’s GetSmart.com, which is a referral model. Similar to LendingTree, GetSmart transmits consumers to multiple lenders. The consumer receives the name, email address and phone number of the lender, plus a link to its website. At that point GetSmart exits the process.

     By contrast, in the LendingTree exchange model, the consumer gets up to four loan offers for the consumer to review and make a decision. LendingTree works with both the borrower and Lender to move the loan to closure. The key consumer benefit provided by LendingTree’s lending exchange is choice, combined with empowerment, speed and convenience. Additionally, LendingTree can match consumers across the credit spectrum with a wide array of loan products. Lenders gain access to consumers usually at a lower cost of acquisition. As an exchange, LendingTree is not exposed to consumer credit risk. The challenges for online lending exchanges are that they must build and maintain a brand as well as a lender network. The exchange providers must also build and maintain their own technology.

     Online Realty Services Exchange:

     Our primary competitor in the area of offering online real estate referral services for a fee is Homegain.com. In their model, similar to our own, the consumer completes an online form and is referred to a real estate agent that is participating in the network of agents. This website offers a variety of real estate related tools and helpful hints for the consumer. Other competitors are websites that offer real estate broker lists but provide neither rebate nor continuous customer support (e.g., Realtor.com and Yahoo Real Estate.)

Business Development

     Our business development teams target and establish relationships with Lenders to increase capacity and our ability to handle different types of loan requests. We also continue to add REALTORS® to our realty services network such that we can provide consumers more choice and local, recognized resources. Although we do not charge fees to consumers for use of our lending or realty services, our marketing objective is to increase consumer awareness of the LendingTree brand name and the services available through our online exchange, thus creating demand for the Lenders and REALTOR® participating in our exchange.

Customer Service

     We employ a staff of customer service and technical support personnel who provide support to all users of our services. They provide support via telephone, email and chat services. The responsibilities of the customer service and technical support personnel include:

•	Responding to consumers’ questions about the status of their credit request, how to use our website, and other frequently asked questions.

•	Completing a qualification form over the phone for mortgage and home equity loans.

•	Acting as a liaison between consumers and Lenders/real estate agents, to ensure consumers receive prompt service from Lenders/real estate agents.

•	Acting as a facilitator for the consumer and real estate agent.

•	Providing technical support to lender technical and systems questions 24 hours a day, seven days per week.

•	Providing technical support to Lend-X clients.

Marketing

     Our principal marketing objectives are to maintain our leading brand awareness position and to increase volume on our exchange through growth in market share. These efforts include television and radio advertising, online advertising and direct marketing. We also collect and analyze consumer data to enhance our consumer marketing programs, subject to compliance with our privacy policy.

     Offline Advertising

•	Television Advertising. Our television advertising has proven to be an effective medium to drive both brand awareness and transaction volume to both our website and telephone channels. Utilizing both cable and network television, we have created significant brand awareness of our brand promises of “When Banks Compete, You Win®” and “Find a REALTOR®”.

•	Radio Advertising. Our radio advertising also directly increases transaction volume on our website and to our telephone channel. Through a combination of network and spot buying of radio advertisements, we are able to reach our target audience in a cost-effective manner both nationally and locally. We select our spot radio markets based on a variety of factors including population density, housing starts, and overall home buying activity.

     Online Advertising

•	Online Advertising and Sponsorships. Online advertising and sponsorships play an important role in our overall effort to reach potential consumers. We focus on those portals and websites having a high affinity to consumer lending, such as real estate, personal finance and automobile-related websites. We have also partnered with major search engine companies such as Yahoo! Finance and incorporated banner advertising into our online strategy to maximize consumer reach.

•	The LendingTree Affiliate Network. We have agreements with other websites that route consumers to www.lendingtree.com. We pay advertising fees to our affiliates in exchange for the placement of banner ads and links from their site to ours. Our affiliate program has been a cost-effective source of loan request volume. These affiliates are independent third parties and LendingTree does not have any ownership interest in any such affiliate.

     Direct Marketing

     We believe that direct marketing is an effective means of increasing loan requests and closure rates, and a way to develop more sustainable relations with consumers. Our direct marketing initiatives have been executed through both offline and online channels, within the guidelines of our privacy policy. Our direct marketing initiatives include:

•	Direct Email. We use email to encourage customers to visit our website, to allow consumers to complete the loan request process, to communicate with consumers throughout the lending process, to offer additional product and service values to our customers and to facilitate consumers’ ability to obtain loans.

•	Direct Mail. We use direct mail to compliment our online email efforts to build brand equity and increase overall transaction volume.

•	Cross-Selling. We use cross-selling and other adaptive marketing activities to provide consumers the opportunity to purchase related products and services from selected third parties at various points in the LendingTree loan process. We previously added the cross-sell of real estate services to consumers in addition to existing cross-sell programs such as home, auto and credit card products.

Employees

     As of December 31, 2002, we had 260 full-time employees. Of these, 90 were in technology and project management; 45 were in lender relations, broker relations and product management; 55 were in customer care; 37 were in sales, marketing, and business development; 21 were in finance and legal; and the remaining 12 were in human resources and administrative positions. We also had 94 temporary employees assisting in our customer care department as of December 31, 2002. None of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Privacy Policy

     We believe that issues relating to privacy and use of personal information of internet users are becoming increasingly important as the internet and its commercial use grow. As a result, we have adopted a detailed privacy policy that outlines how we use consumer information and the extent to which Lenders and other third parties may have access to this information. This policy is prominently displayed on our website. We do not sell, license or rent any personally identifiable information about our consumers to any third party, and use the information about our customers for internal purposes only.

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

     Many, but not all, states require licenses to solicit or broker to residents of those states, loans secured by residential mortgages, and other consumer loans, including credit card, automobile and personal loans. We are not currently licensed and able to accept credit requests for all loan products in every state. We are not currently accepting credit requests for loan products from residents of states in which we are not licensed to provide those products or are exempt from licensing. In many of the states in which we are licensed, we are subject to examination by regulators. In addition, as a result of our Realty Services offerings, we are required to obtain real estate broker licenses, additional mortgage broker licenses and individual customer care department personnel licenses in numerous states. Failure to obtain and maintain these licenses and approvals could prevent us from receiving fees from the real estate agent referral and mortgage services programs we offer and may subject us to the types of fines, forfeitures and litigation discussed above.

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

     The parties conducting business with us, such as Lenders and other website operators, may similarly be subject to federal, state and local regulation. These parties act as independent contractors and not as our agents in their solicitations and transactions with consumers. Consequently, we cannot ensure that these entities will comply with applicable laws and regulations at all times. Failure on the part of a lender or other website operator to comply with these laws or regulations could result in, among other things, claims of vicarious liability against us or have a negative impact on our reputation.

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

     The Equal Credit Opportunity Act prohibits discrimination against applicants on the basis of race, color, sex, age, religion, national origin, or marital status in all consumer credit transactions, and the Fair Housing Act similarly prohibits discrimination in residential mortgage lending. The regulations under the Equal Credit Opportunity Act also restrict creditors from requesting various types of information from loan applicants and require lenders to supply applicants with a notice, referred to as an adverse action notice, when the lender denies its applicants credit. Our Lenders are generally obligated to provide the required disclosures. While the applicability of these disclosure requirements to us is unclear, we nevertheless provide such disclosures to consumers in the event that a qualification form cannot be transmitted to any Lender.

     The Fair Credit Reporting Act is a consumer privacy statute that generally governs the assemblage, evaluation, maintenance, and dissemination of information on consumers that has been collected for the purpose of evaluating their qualifications for credit. The Fair Credit Reporting Act also requires that users of consumer credit reports notify consumers when their loan applications are denied on the basis of those consumer credit reports. In addition, consumer privacy legislation enacted as part of the Gramm-Leach-Bliley Act restricts the dissemination of nonpublic consumer information to non-affiliated third parties and will require institutions to maintain privacy policies, and give notice of such policies. We have made numerous changes to our website and procedures to address the consumer privacy provisions of the Gramm-Leach-Bliley Act.

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

     The mortgage and home equity products offered through our exchange are residential real estate secured loans subject to these provisions of RESPA. Consequently, our online relationships with Lenders, other companies and websites on which we offer services are subject to RESPA’s prohibitions on payment or receipt of referral fees and for unearned fees or fee splits. We believe that we have structured these relationships to comply with RESPA. The applicability of RESPA’s referral fee and fee splitting prohibitions to these types of internet-based relationships, however, is unclear and the appropriate regulatory agency has provided limited guidance to date on the subject. See the section of this Form 10-K entitled “Risks Related to the Internet and Our Technology Infrastructure” for more information.

Copyrights, Trademarks, Patents and Licenses

     We regard our intellectual property as important to our success. We rely on a combination of patent, trademark, copyright, and trade secret and licensing law to protect our proprietary rights. We have obtained a U.S. patent on our Lend-X technology and our online loan market process and have a related patent application pending. It is possible that the patent we have received and the patent application which is still pending, if granted, have been (or will be) granted in a limited manner such that they offer little or no basis for us to deter competitors from employing similar technology or processes or they do not allow us to defend ourselves adequately against third-party claims of patent infringement. We also pursue the protection of our intellectual property through trademark and copyright registrations and license agreements. We have registered “LendingTree®” and the phrase “When Banks Compete, You Win!®” as trademarks in the United States. We have also applied for trademark registration in the United States for “Lend-X”. We consider the protection of our trademarks to be important for maintenance of our brand identity and reputation.

     In addition, we seek to protect our proprietary rights through the use of confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, Lenders, real estate brokers, Lend-X licensees, and others. We cannot assure you that these agreements will provide adequate protection for our proprietary rights in the event of any unauthorized use or disclosure, that employees, our affiliates, clients, Lend-X licensees, or others will maintain the confidentiality of such proprietary information, or that such proprietary information will not otherwise become known, or be independently developed, by competitors. Occasionally, we have been, and expect to continue to be, subject to claims in the ordinary course of our business, including claims alleging that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to a third party. For example, see our description of the Block Financial Corporation litigation in Item 3 below entitled “Legal Proceedings.” We cannot assure you that the steps we have taken to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations, and financial condition.

     A substantial portion of our intellectual property is licensed to third parties. We license the right to use Lend-X technology to well-known regional and national Lenders, other online companies that create single and multi-lender online marketplaces, and other websites providing lending services.

Available Information

     You may find copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments we make to these reports pursuant to Section 13(a) and 15(d) of the Exchange Act, on our website at www.lendingtree.com. We post such reports as soon as reasonably practicable after filing them with the SEC.

Item 2. Properties

     Our principal executive offices are currently located in approximately 54,000 square feet of office space in Charlotte, North Carolina under leases that expire in 2010.

Item 3. Legal Proceedings

     On September 10, 2001, Block Financial Corporation, or Block, filed a complaint in the United States District Court for the Western District of Missouri [Block Financial Corporation v. LendingTree, Inc., Case Number 01-1007-CV-W-3], against us, alleging that our financial card (credit card) qualification form processing system infringes its U.S. Patent No. 6,014,645 entitled, “Real-Time Financial Card Application System.” The complaint seeks both monetary damages in the form of a reasonable royalty and injunctive relief. On November 19, 2001, we filed an answer to the complaint denying infringement of the Block patent. We also filed a counterclaim against Block seeking a declaratory judgment of non-infringement and invalidity of the Block patent. In addition, we have filed a request with the United States Patent Office (“USPTO”) seeking a re-examination of Block’s patent. Contemporaneous with that filing, we filed a motion for a stay of all proceedings in the United States District Court for the Western District of Missouri pending the reexamination of the Block patent by the USPTO. On August 23, 2002, the USPTO issued an Order granting our request for reexamination of the Block patent, finding that “a substantial new question of patentability” affecting the claims of the Block patent has been raised by the request. Additionally, pursuant to an order from the District Court, the action against us is stayed until the reexamination proceeding is complete. While the lawsuit is in an early stage, we believe that we have meritorious defenses to Block’s claim and we do not believe that this action will have a material impact on our financial condition, cash flows or results of operations.

     We are involved in other litigation from time to time that is routine in nature and incidental to the conduct of our business. We believe that the outcome of any such litigation would not have a material adverse effect on our financial condition, cash flows or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder’ Matters

Market for Common Stock

     Our common stock is traded on the NASDAQ National Market System under the symbol “TREE”. The following table sets forth the high and low sale prices for the common stock for the periods indicated as reported by NASDAQ. Such prices represent prices between dealers without adjustment for retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

	Price Ranges

	High	Low

Year Ended
December 31, 2002

Fourth Quarter	$15.85	$10.37
Third Quarter	$16.25	$8.40
Second Quarter	$15.99	$10.75
First Quarter	$13.50	$5.45

Year Ended
December 31, 2001

Fourth Quarter	$6.10	$3.00
Third Quarter	$6.74	$3.35
Second Quarter	$7.39	$2.81
First Quarter	$4.41	$1.88

Holders of Record

     As of February 27, 2003, there were approximately 7,100 beneficial holders of our common stock.

Dividends

     We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The holders of our Series A Preferred Stock are entitled to receive dividends on their shares equal to eight percent (8%) per annum of the stated value per share payable at our option (i) in cash on each quarterly dividend date or (ii) by an upward adjustment to the stated value per share on a quarterly dividend payment date. The Series A Preferred Stock ranks senior to any class of our common stock with respect to dividend rights. Our revolving credit agreement with GE Capital Commercial Services (“GE”) prohibits us from paying cash dividends on common stock or Series A Preferred Stock without the prior written consent of GE. We obtained the consent of GE to pay cash dividends on the Series A Preferred Stock and have paid such dividends in cash for the quarterly periods ending June 30, 2002, September 30, 2002 and December 31, 2002. We also have obtained consent for the payment of cash dividends for the quarterly period ending March 31, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

     Certain information related to securities authorized for issuance under our equity compensation plans is incorporated by reference to the information under the caption “Approval of Amendments to Our 2001 Stock Compensation Plan” to be included in our Proxy Statement for our 2003 Annual meeting of Stockholders, scheduled to be held April 23, 2003.

Item 6. Selected Financial Data

     The following table sets forth selected financial and operating data for our business. You should read the information together with our consolidated financial statements and the accompanying notes included in this Form 10-K and the information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations data for the years ended December 31, 2002, 2001 and 2000, and the balance sheet data as of December 31, 2002 and 2001, are derived from, and are qualified by reference to, our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP and are included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and, 1998 are derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP and are not included in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	2002	2001	2000	1999	1998

Statement of Operations Data:	(Amounts in thousands, except per share and per transmit data)
Revenue
Exchange	$106,743	$57,478	$27,465	$6,112	$273
Lend-X technology	4,663	6,541	3,348	852	136

Total revenue	111,406	64,019	30,813	6,964	409

Gross profit	94,365	50,330	21,441	4,443	25
Net income (loss)	8,901	(28,915)	(66,003)	(24,745)	(6,485)
Accretion and dividends related to preferred stock	(4,068)	(2,912)	(2,461)	(2,816)	(24)

Net income (loss) attributable to common shareholders	$4,833	$(31,827)	$(68,464)	$(27,561)	$(6,458)

Net income (loss) per common share — basic	$0.23	$(1.66)	$(4.15)	$(7.74)	$(1.88)

Net income (loss) per common share — diluted	$0.20	$(1.66)	$(4.15)	$(7.74)	$(1.88)

Weighted average shares used in basic net income (loss) per common share calculation (4)	21,137	19,160	16,512	3,560	3,435

Weighted average shares used in diluted net income (loss) per common share calculation (4)	24,389	19,160	16,512	3,560	3,435

Operating Data:
Qualification Forms transmitted:
Number (in thousands)	1,845	1,445	716	186	18
Dollar volume (in thousands)	$390,493,000	$115,557,000	$54,997,000	$16,210,000	$1,597,000
Lending exchange revenue (1) per transmitted Qualification Form	$52.79	$37.21	$37.31	$32.90	$14.96
Variable cost (2) per transmitted Qualification Form	$(28.27)	$(27.31)	$(74.91)	$(95.12)	$(99.30)

Contribution margin (3) per transmitted Qualification Form	$24.52	$9.90	$(37.60)	$(62.22)	$(84.34)

Loans closed:
Number (in thousands)	285	292	145	22	1
Dollar volume (in thousands)	$21,897,000	$12,148,000	$4,641,000	$941,000	$26,000
Balance Sheet Data:
Cash, cash equivalents, short term investments	$27,187	$6,164	$12,716	$29,472	$3,085
Working capital	$28,149	$1,958	$7,937	$26,474	$2,666
Total assets	$50,687	$27,931	$37,957	$33,767	$3,687
Capital lease obligations	$930	$1,034	$1,580	$—	$—
Total liabilities	$17,351	$17,254	$14,261	$6,030	$751
Preferred stock	$21,691	$23,878	$—	$59,118	$—
Total shareholders’ equity (deficit)	$11,645	$(13,201)	$23,696	$27,737	$(1,695)

(1)	Computed by dividing exchange revenue derived from our Lenders by the number of qualification forms transmitted in the period.

(2)	Computed by dividing variable marketing and advertising costs (including media advertising and affiliate network costs) by the number of qualification forms transmitted in the period.

(3)	Computed by subtracting the variable cost per transmit from the lending exchange revenue per transmit.

(4)	Refer to Footnote 3 to the consolidated financial statements included herein for a reconciliation of weighted average outstanding shares used in the 2002, 2001 and 2000 income (loss) per common share calculations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     LendingTree, Inc. was incorporated in the state of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998.

     We are an online exchange empowering consumers, Lenders, REALTORS® and related service providers with convenience, choice and value. Through our exchange, which can be accessed online at www.lendingtree.com or by calling us directly at 1-800-555-TREE, consumers can access a nationwide network of nearly 200 banks, lenders and loan brokers (“Lenders”) and approximately 650 real estate brokerages to obtain loan offers or the services of a real estate agent. We attract consumers to our exchange through various forms of advertising and through arrangements with both online and offline partners.

     Consumers seeking loan products begin the LendingTree process by completing a simple online credit request (which we refer to as a “qualification form”). Consumers can also call us directly at 1-800-555-TREE and we will complete the form based on their instructions and answers to questions. After the qualification form is complete, our Lend-X technology automatically retrieves the credit score for the particular consumer. The consumers’ data and credit scores are then automatically compared to the underwriting criteria of the Lenders participating on our exchange. Qualified consumers can receive multiple loan offers in response to a single credit request and then compare, review, and accept the offer that best suits their needs.

     Lenders on our exchange can generate new business that meets their specific underwriting criteria at a lower cost of acquisition than traditional marketing channels. Our lending exchange encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards, and personal loans. We earn revenue from the Lenders on our exchange that pay us fees for qualification forms that meet their underwriting criteria and are transmitted to them (“transmission fees”). Since a qualification form can be transmitted to more than one lender, we may generate multiple transmission fees for the same form. We also earn revenue for loans that the Lenders on our exchange close with consumers that we transmitted to them (“closed-loan fees”).

     Consumers interested in working with a real estate agent to buy or sell a home can access an online form through our exchange at www.lendingtree.com or through one of the websites of participating membership programs, such as Costco, Delta Skymiles, Continental, United Airlines, USAirways, Northwest Airlines and American Express. Based on the information entered by the consumer, our system automatically provides the consumer with a choice of references to REALTORS® from our nationwide network and also forwards the consumer’s information to the chosen real estate agents desktop via our proprietary web-based technology. If the two parties agree to work together, the remainder of the transaction is completed locally. Consumers closing a transaction with a REALTOR® on our exchange are eligible for rebates and promotional incentives. REALTORS® are able to efficiently access new, highly-qualified potential customers.

     We earn fees from real estate brokers that pay us when consumers’ requests that we transmit to them result in a purchase or sale of a home (“realty services fees”).

     Our technology platform, Lend-XSM, is the technology that powers our internet-based exchange. In the past, we have also licensed the use of our Lend-X technology to other businesses and have enabled them to create either private-labeled or co-branded exchanges on their websites. However, in 2002, we have shifted the primary strategy for Lend-X to support the growth of our Exchange by using our technology in arrangements with our Lenders and other online businesses that transmit consumers to our Exchange.

2002 Compared to 2001

     Consolidated Results

     Revenue

     For the year ended December 31, 2002, consolidated revenue was approximately $111.4 million compared with approximately $64.0 million for the year ended December 31, 2001, an increase of 74%.

     Our Lending Exchange segment accounted for approximately 88% of our consolidated revenue in the year ended December 31, 2002 and $44.5 million of the overall $47.4 million increase in consolidated revenue over the year ended December 31, 2001. Our Realty Services segment accounted for 8% of our consolidated revenue in the year ended December 31, 2002 and $4.8 million of the increase in consolidated revenue over the year ended December 31, 2001. Lend-X technology revenue was 4% of our consolidated revenue in the year ended December 31, 2002 and was $1.9 million lower than in the year ended December 31, 2001. See details by segment below.

     Gross Margin

     For the year ended December 31, 2002, the consolidated gross margin was $94.4 million, or 85% of consolidated revenue, compared to $50.3 million, or 79% of revenue, for the year ended December 31, 2001, an increase of 88%.

     Our Lending Exchange segment contributed to $43.0 million of the overall $44.0 million increase in gross margin from the year ended December 31, 2001. We attribute this increase in gross margin primarily to the scalability of our Lending Exchange business model. Our Realty Services segment added approximately $2.8 million of the increase. Partially offsetting the increase in gross margin was our Lend-X technology segment, which had a decrease in gross margin of approximately $1.8 million due primarily to the decline in revenue noted above.

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

     For the year ended December 31, 2002, Lending Exchange revenue increased approximately $44.5 million, or 84%, to $97.4 million from $52.9 million in the year ended December 31, 2001. The table below illustrates several key components of our Lending Exchange revenue for 2002 compared to 2001.

	Year Ended December 31, 2002				Year Ended December 31, 2001

	(in thousands)
		Discrete	Multiple	Number		Discrete	Multiple	Number
		Transmission	Transmission	of Closed		Transmission	Transmission	of Closed
Lending Exchange	Revenue	Volume	Volume	Transactions	Revenue	Volume	Volume	Transactions
Mortgage	$58,688	884	2,404	79	$26,940	606	1,339	40
Home Equity	28,108	316	949	72	17,660	216	652	51
Auto	4,864	370	910	44	2,801	237	403	23
Credit Card & Personal	2,790	275	661	90	4,530	386	743	178
All Other Exchange Fees	2,942				994

Total Lending Exchange	$97,392	1,845	4,924	285	$52,925	1,445	3,137	292

     The growth in revenue during the year ended December 31, 2002 was significant with purchase mortgage (initial mortgage on property) revenue increasing 102% and refinance mortgage revenue increasing 124% over the same period in 2001. For the year ended December 31, 2002 compared to 2001, the overall mix of mortgage revenue derived from consumers refinancing existing mortgages increased just slightly from 76% to 77%.

     There are many factors that can influence consumer loan demand, such as increased brand awareness, advertising spending and, as discussed more fully below, initiatives we undertake to grow the business and increase market share. However, we believe the continued historical low levels of mortgage interest rates have also influenced consumers to apply for and close purchase mortgages or to refinance their existing mortgages, thereby benefiting our business.

     We also believe that initiatives we undertake contribute to our improving results. Some of our initiatives are ongoing and are aimed at improving the number of multiple transmissions of a qualification form and at increasing the rate at which a qualification form results in a closed loan. Other initiatives are implemented from time to time, such as in periods of rising interest rates or when mortgage refinance volume is expected to decline, and are aimed at increasing consumer visits to our exchange. Some of our initiatives are listed below:

•	We increase capacity. We add to the number and variety of Lenders on our exchange, thus increasing capacity and our ability to handle different types of loan requests. At December 31, 2002 we had nearly 200 participating Lenders on our exchange compared to approximately 140 participating Lenders at December 31, 2001.

•	We improve Lender efficiency. We offer advisory services and several tools to enable our Lenders to process qualification forms and close loans more efficiently. These tools include benchmark and best practices studies and automation tools, including our ADE feature in our Lend-X technology offering. This ADE feature allows Lenders to provide automated responses to pre-qualification requests. As of December 31, 2002, we had 44 Lenders utilizing our ADE compared to 14 Lenders as of December 31, 2001. In addition to the increased utilization of our ADE feature, we also have seen an increase in the number of Lenders utilizing their own version of automated decisioning. We have also held several best-practices seminars and are in our second round of benchmark studies for our Lenders, both of which have the objective of coaching Lenders on the best ways to increase their capacity and close more loans through our channel.

•	We enhance the opportunities for consumers and Lenders to close transactions. We have made arrangements with several of our Lenders to participate in our “Choice Model” program. Under the Choice Model, when a consumer receives fewer than four offers, we run the consumer’s request through a set of broader filters that the participating Lenders have agreed upon and attempt to obtain the consumer up to four offers. The Choice Model gives the Lenders the opportunity to participate in under-served markets at a reduced transmit fee and gives the consumer a better experience and an improved chance at closing a loan.

•	We also undertake initiatives directed to the consumer such as the following:

•	We improve the opportunity of consumers to receive multiple loan offers. In 2002 we began offering a more dynamic filtering process. This process provides the consumer an opportunity to change their down payment or loan value on their mortgage or home equity qualification form in an effort to successfully pass the filters of more Lenders in an attempt to receive up to four loan offers.

•	We incent the consumer to close a transaction. From time to time we provide consumers with incentives or rewards, such as cash, gift certificates and airline miles, for using our services.

•	We expand or alter our marketing efforts. From time to time we increase or decrease our marketing spending relative to promoting specific loan products or promoting our telephone channel. We also utilize direct mail marketing and other programs aimed at increasing consumer volume from a variety of supply sources.

     As a result of these initiatives and the higher number of refinance mortgages, we have seen substantial increases in our average closing rate for mortgages. For the year ended December 31, 2002 the average close rate was 9.3% and for the year ended December 31, 2001 the average close rate was 7.2%. Further, we anticipate that in periods of higher interest rates and lower refinance loan demand, we will experience increases in our purchase mortgage transmit rates and multiple transmits of qualification forms, as well as a shift to more home equity loan demand from consumers and potentially improvements in closing rates as Lenders have more time available to service consumers.

     Mortgage Revenue

     As a result of both our initiatives and the continued low interest rate environment, mortgage revenue more than doubled to $58.7 million in the year ended December 31, 2002 from $26.9 million in the year ended December 31, 2001, an increase of $31.7 million. More specifically, the increase in mortgage revenue can be broken into the following components:

•	The number of closed mortgage transactions increased nearly 100% to approximately 79,000 closed transactions in the year ended December 31, 2002 from approximately 40,000 in 2001. This increase of 39,000 additional closed-loan transactions in 2002 contributed approximately $14.3 million to the overall increase in mortgage revenue.

•	Multiple transmissions of mortgage qualification forms increased by approximately 1.1 million in the year ended December 31, 2002 from the year ended December 31, 2001 and resulted in an increase in revenue of $8.2 million. We realized this benefit partially due to the increase in Lenders and the resulting increase in capacity for the exchange in 2002. On average, we were able to transmit each discrete mortgage qualification form approximately 2.7 times in the year ended December 31, 2002 compared to approximately 2.2 times in the year ended December 31, 2001, an increase of nearly 23%. Assuming our close rates remain at or near current levels, we anticipate that the increases in multiple transmission late in 2002 will also benefit our closed loan revenue for mortgages in the first quarter of 2003.

•	Our November 2001 pricing change for closed mortgage transactions from a flat fee of $400 to a tiered fee structure, ranging from $300 to $750 had the effect of raising our average revenue per closing and contributed $6.2 million to the increase in mortgage revenue for the year ended December 31, 2002. In November 2001 we also increased our standard transmit fee from $8.00 per transmit to $9.00 per transmit. This increased our average revenue per transmission and contributed approximately $1.2 million to the increased in mortgage revenue for the year ended December 31, 2002.

•	Approximately $1.2 million of the increase is related to fees that we earn from lending transactions involving arrangements with third-party membership programs, such as Delta Skymiles, USAirways Dividend Miles, Continental Airline One Pass Miles, United Priority Club, Northwest Airlines World Perks and Costco Wholesale, which allow us to provide lending services to their members. We transmit the qualification form completed by the third-party member to Lenders and earn closed loan fees for our services from the Lender for each loan that closes.

•	We also attribute a small portion of the increase in closed transactions to a new program implemented in 2002 that identified closed mortgage transactions that were not reported to us through our normal reporting process. These transactions accounted for less than 2% of our mortgage closed transactions in the year ended December 31, 2002 and $0.6 million of the increase in mortgage revenue over the year ended December 31, 2001. We expect the impact of this program on our closed transactions to decrease as we perform the matching process over a shorter time period going forward and as a result of improved Lender processes.

     Home Equity Revenue

     Home Equity revenue increased approximately $10.4 million, or 59%, to $28.1 million in the year ended December 31, 2002 from $17.7 million in the same period of 2001. We believe most of this increase can be attributed to higher consumer demand for home equity loans reflecting the success of our home equity focused marketing campaigns and the underlying low interest rates for these types of loans. Additionally, we have achieved higher transmit rates as a result of increased Lender capacity.

     In the year ended December 31, 2002, the number of closed home equity transactions increased by 41% to approximately 72,000 from approximately 51,000 closed transactions in the same period of 2001. This increase of 21,000 closed transactions contributed $4.9 million to the increase in home equity revenue.

     Multiple transmission volume of home equity qualification forms increased by approximately 45%, or by approximately 296,000 transmissions, in 2002 compared to 2001, and resulted in an increase of home equity revenue of $2.4 million. While the average rate at which we were able to transmit each discrete home equity qualification form remained constant at 3.0 times in the years ending December 31, 2002 and 2001, we had an increase of 46% in the number of discrete home equity transmissions. We realized this benefit partially due to the increase in Lenders and the resulting increase in capacity for the exchange in 2002.

     Additionally, our November 2001 closed-loan fee pricing change for home equity transactions increased our standard fee from $250 to $275 and resulted in a $2.1 million increase in home equity revenue during 2002. In November 2001 we also increased our standard transmit fee from $8.00 per transmit to $9.00 per transmit. This price increase contributed an additional $0.7 million of home equity revenue.

     A small portion of the increase is attributed to a new program implemented in 2002 that has identified closed home equity transactions that were not reported to us through our normal reporting process. These transactions accounted for less than 2% of our closed home equity transactions in the year ended December 31, 2002 and $0.3 million of the increase in home equity revenue over the year ended December 31, 2001.

     Auto Revenue

     Fees from auto loan transactions accounted for approximately $4.9 million, or 5% of our Lending Exchange revenue, in the year ended December 31, 2002 and approximately $2.8 million, or 5%, in the year ended December 31, 2001. This was an increase of approximately $2.1 million from period to period. This increase is a result of 87% more closings in the year ended December 31, 2002 as compared to the year ended December 31, 2001. This increase in closings is due to increased volume generated through new and expanded business relationships with online portals and better Lender coverage of the auto loan category resulting in a higher number of loan offers per consumer.

     Credit Card and Personal Revenue

     Credit card and personal revenue accounted for approximately $2.8 million, or 3% of our Lending Exchange revenue, in the year ended December 31, 2002 and approximately $4.5 million, or 9%, in the year ended December 31, 2001. This decrease was due to lower revenue generated from our credit card product reflecting a higher reluctance by credit card providers to accept sub-prime qualification forms from higher risk customers since the fourth quarter of 2001. This has caused some of our credit card providers to either tighten their filters, reducing the volume of transmissions they receive from us, or leave our exchange altogether. In addition, during 2002 we implemented prompts on our personal loan application that informed consumers of the potential tax advantages of borrowing on a home equity loan instead of a personal loan. We believe this also contributed to the decline in personal loan revenue and the increase in home equity revenue.

     All Other Lending Exchange Revenue

     All other Lending Exchange revenue, as shown in the table above, increased to $2.9 million in the year ended December 31, 2002 compared to $1.0 million in the year ended December 31, 2001. The increase can be attributed to new arrangements with other online businesses that offer various complementary products to our customers through their websites, including credit reports and related services, as well as home security services and insurance. Due to the overall increase in volume of consumers on our website, we have also seen more people using these services and therefore an increase in the fees we earn from the providers of such services.

     Cost of Revenue and Gross Margin

     For the year ended December 31, 2002 the gross margin for the Lending Exchange segment was $86.8 million, or 89.1% of Lending Exchange revenue. This is a $43.0 million improvement from the same period in 2001, in which we had a gross margin of $43.7 million, or 82.7% of Lending Exchange revenue. We attribute this increase in gross margin primarily to the scalability of our Lending Exchange business model. As our multiple transmit rates and closing volume increase, our costs do not necessarily increase in proportion. Additionally, as we add Lenders to our Exchange, we increase our capacity to provide the growing number of consumers using our services the ability to find and close loans. As a result, when more loans close through our Lending Exchange, and our revenue increases, it has a positive impact on our gross margin and gross margin percentage because many of our costs are fixed or controllable. The November 2001 changes in pricing for our closed-loan fees, as discussed above, also favorably impacted our gross margin this period.

     The scalability of our exchange model is demonstrated by comparing the growth in our costs of revenue to the increase in our revenue. Lending Exchange costs of revenue increased by $1.4 million, or 16%, to $10.6 million in the year ended December 31, 2002 from $9.2 million in the year ended December 31, 2001. During the same period our Lending Exchange revenue grew approximately 84%.

     Our costs of revenue primarily include salary and benefit costs of our customer care center and lender implementation group, credit scoring fees, consumer incentive costs and the website network hosting fees.

     The 2002 increase in cost of revenue over 2001 includes a $1.7 million increase in our employment expenses (employees and contractors) related to increases in our customer care department to help better manage and direct our consumer call and e-mail volume. We have also recently begun to promote and expand our telephone channel for consumers who may not want to use the internet to complete a loan request. This has resulted in an increase in our overall call volume as well.

     In 2002, we also incurred approximately $0.2 million of finders fees related to closed loans that were not reported to us through the normal reporting process and $0.1 million more on network hosting fees.

     Partially offsetting the above increases in expense was a reduction in promotional payments and gift certificates to consumers who closed a loan through our Lending Exchange. From time to time we adjust the incentives offered to consumers based on evaluations of the responsiveness of consumers to such incentives. Our spending on consumer incentives and promotions decreased by approximately $0.6 million to $2.5 million in the year ended December 31, 2002 compared to $3.1 million in the year ended December 31, 2001.

     Realty Services Segment Results

     Revenue

     We earn Realty Services revenue from real estate brokers participating in our network. Participating brokers pay us a fee when consumers referred by us purchase or sell a home with that broker.

     Realty Services revenue more than doubled to $9.4 million in the year ended December 31, 2002 from $4.6 million in the year ended December 31, 2001. This $4.8 million increase is due to a higher number of closed transactions in the year. The number of closed transactions for this segment increased 95% to approximately 4,300 in the year ended December 31, 2002 from 2,200 in the year ended December 31, 2001. This was primarily a function of a 16% increase in Realty Services transmission volume and an improvement in the close rate. We have grown this business by increasing the number of real estate professionals participating in our exchange, coupled with expanding our training and best-practices programs. Additionally, we have increased our marketing efforts to improve consumer awareness of the benefits of closing a transaction utilizing our services. Further, during 2002, we have entered into arrangements with several new affinity groups or membership programs to provide their members with benefits for using our services. We are able to market our services directly to the members in these groups and provide them with benefits that are affiliated with their membership such as airline miles, store gift certificates or other incentives.

     Cost of Revenue and Gross Margin

     Realty Services gross margin and gross margin percentage improved in the year ended December 31, 2002 from the same period of 2001. Gross margin was $4.1 million, or 43.7% of Realty Services revenue, and $1.3 million, or 28.7% of Realty Services revenue, in the years ended December 31, 2002 and 2001, respectively.

     Realty Services cost of revenue includes consumer incentive costs, salary and benefit costs of our real estate network support staff and server costs. Cost of revenue increased approximately $2.0 million, or 62%, from the year ended December 31, 2001 compared to the year ended December 31, 2002. This increase is primarily due to an increase in the number of closed Realty Services transactions that resulted in a higher number of incentives and promotional payments made directly to consumers for using our services.

     On a per transaction basis, however, we have improved margins by decreasing the incentive amounts offered to certain Realty Services consumers in 2002 with many incentive offers set at a fixed dollar amount. Accordingly, we anticipate that consumer-incentive costs associated with our Realty Services segment will continue to decrease as a percentage of revenue in the future.

     Lend-X Technology Segment Results

     Revenue

     Lend-X technology revenue totaled $4.7 million, or 4% of our total revenue for the year ended December 31, 2002, compared to $6.5 million, or 10% of total revenue for the year ended December 31, 2001. In 2002, we shifted the primary strategy for Lend-X to support the growth of our Exchange and have provided approximately $0.2 million in sales allowances to certain customers. Accordingly, our focus for Lend-X is to facilitate the delivery of consumer demand to our Lending and Realty Services Exchanges. We achieve this through using our technology in arrangements with other online businesses that transmit consumers to our exchanges.

     Cost of Revenue and Gross Margin

     For the year ended December 31, 2002, Lend-X technology gross margin was $3.5 million, or 75.0% of Lend-X technology revenue, compared to $5.3 million, or 80.7% of Lend-X technology revenue, for the year ended December 31, 2001.

     Costs of revenue associated with Lend-X technology are employment costs related to customizing and/or implementing Lend-X for third parties and ongoing server costs related to hosting Lend-X for these companies. These costs decreased approximately $0.1 million in the year ended December 31, 2002 compared to the year ended December 31, 2001 primarily due to less labor-intensive consulting and implementation projects in the year ended December 31, 2002.

     Consolidated Operating Expenses

     Product Development

     Product development expense was approximately $2.9 million for the year ended December 31, 2002 compared to $4.6 million for the year ended December 31, 2001. Product development costs consist of expenses incurred related to the ongoing efforts to enhance and maintain the functionality of our exchange technology and include compensation costs, server and other hardware costs. Compensation costs accounted for 95% of product development expense during the year ended December 31, 2002 and 93% in the year ended December 31, 2001.

     The decrease in expense is primarily due to fewer employees involved in product development, $0.2 million in lower server costs and $0.6 million more capitalized technology department employment expenses in the year ended December 31, 2002 as compared to the same period in 2001. This increase in capitalization is due to our technology department incurring more time on development for our website and Exchange and adding increased functionality in 2002 versus system maintenance and customizing our software for customers in 2001.

     Marketing and advertising

     Marketing and advertising expenses of $50.2 million were approximately 45% of our consolidated revenue in the year ended December 31, 2002 compared to $39.9 million, or 62% of our consolidated revenue, in the year ended December 31, 2001. Although we had an overall increase of $10.2 million, or 26%, in marketing and advertising expense in the year ending December 31, 2002 compared to 2001, we were able to increase revenue by $47.4 million, or 74%, during the same period.

     We attribute the decrease in marketing and advertising as a percentage of revenue to a number of factors:

•	Improved brand awareness. We have seen continued improvements in consumer awareness of LendingTree that resulted in a 67% national brand awareness in online lending for 2002, up from 59% in 2001. We believe this has increased the number of consumers using our services.

•	Improved operating metrics. The substantial increases in revenue are attributable to a number of factors, including improvements in our closing rates, transmit rates and the impact of our pricing changes as well as the overall low interest rate environment.

•	More product-focused advertising. We have adjusted our advertising mix to promote both the mortgage and home equity products. We continue to emphasize the home equity product because it contributes the highest revenue-per-consumer and therefore has the greatest impact on our marketing and advertising costs as a percentage of revenue. We also expect home equity transactions to grow at a faster rate than mortgage if interest rates rise.

•	New and expanded business relationships. We have also established new and expanded business relationships with a number of online businesses that focus on consumers that are more likely to have an interest in one or more of our lending or realty related services.

     The $10.3 million increase in marketing and advertising expenses in the year ended December 31, 2002 as compared to the same period in 2001 is primarily the result of $6.7 million more in spending for media costs such as cable television commercials, network radio and internet-based advertisements. Additionally, we incurred $4.4 million more marketing and advertising expense with online partners and for the costs of promoting our brand and services within various third-party membership programs. Partially offsetting these increases was a $0.8 million decrease in direct-mail campaign spending.

     Management intends to continue spending increased amounts on marketing and advertising, using broadcast and cable television and network radio as our primary advertising mediums. We will periodically evaluate and use mediums such as direct mail and e-mail campaigns as a way to generate more consumer volume to our site in a cost-effective manner. Additionally, from time to time we will invest in new advertising production to ensure our brand messaging remains fresh, compelling and relevant.

     Sales, general and administrative

     Sales, general and administrative expenses primarily include employment expenses, facilities costs, depreciation and amortization, equity based non-cash stock compensation charges and professional service fees.

     For the year ended December 31, 2002 these expenses were $32.6 million, or 29% of consolidated revenue, compared to $33.6 million, or 53% of consolidated revenue, in the year ended December 31, 2001. The decline in sales, general and administrative expenses as a percentage of revenue is consistent with management’s expectations and future outlook. Sales, general and administrative expenses are not expected to increase in proportion to our expected future revenue growth as a result of the scalability of our business model.

     There were several significant contributing factors to the $1.0 million decrease in sales, general and administrative expenses from year to year.

     First, we experienced a $1.7 million decrease in incentive compensation expense from period to period. In 2001, our total incentive compensation expense included a $0.4 million cash and stock award to our Chief Executive Officer for performance and services relative to attainment of key goals. Additionally, throughout 2001, our results significantly exceeded our bonus-plan targets and this was reflected in higher estimated incentive compensation accruals for all employees for that period. However, in the quarter ended March 31, 2002, when the Board of Directors approved the 2001 bonuses, the payouts were approximately $0.6 million below the December 31, 2001 estimated bonus accrual. As a result of this change in estimate, we recorded a $0.6 million credit to our operating results in the first quarter of 2002. Further, in 2002 we established fixed upper limits on incentive plan payouts and we substantially increased our financial targets that had to be achieved to pay bonuses in full. Accordingly, as a result of these changes, the incentive compensation expense accrued for the year ended December 31, 2002, was approximately $0.7 million lower than for the same period of 2001.

     Additionally, in 2001 we had $1.4 million of non-cash compensation expense as a result of variable accounting treatment on the underlying securities of our Chief Executive Officer’s promissory note. This promissory note was amended in August 2001 resulting in fixed accounting treatment for the underlying securities going forward and therefore no such charge was recorded in the year ended December 31, 2002. This promissory note was repaid in full in December 2002.

     Further, amortization and depreciation expenses decreased year to year by approximately $1.3 million. This decrease was primarily due to the end of the amortization period in July 2002 for some of the software and technology assets acquired from another company in August 2000.

     These decreases in sales, general and administrative expenses were partially offset by several increases in expenses. Employee salary and benefits costs (excluding incentives) were approximately $1.7 million more in the year ended December 31, 2002 as compared to 2001. These increased costs were primarily the result of more employees for the period ending December 31, 2002 compared to 2001, reflecting the overall business growth, and increased health insurance costs.

     Additionally, we experienced a $0.4 million increase in bad debt expense primarily as a result of two customers that encountered financial difficulties and a $0.4 million increase in travel expenses as a result of new Lenders on the network and an increase in the number of employees throughout the year. We also recorded several non-recurring expenses in the second half of 2002. In September 2002, we recorded a $0.2 million reserve related to the estimated loss on a sublease arrangement. In December 2002 we recorded $0.6 million of expense related to the acceleration of the vesting period of certain of our stock options that were granted below fair market value in December 1999 and January 2000.

     Loss on Impaired Investment

     In 2001, we determined that the value of our minority investment in another company was impaired after its merger with a third company and in light of the underlying financial condition of that company. Accordingly, we wrote down the investment to its estimated fair value of $0, recording $0.6 million as a non-operating loss on impaired investment in the year ended December 31, 2001.

     Interest and Other Non-Operating Income

     Interest and other non-operating income consist of interest earned on cash and cash equivalents and restricted cash, as well as other non-operating income including late fees and penalties. Interest and other non-

operating income was approximately $0.7 million in the year ended December 31, 2002 and $0.6 million in the year ended December 31, 2001. In the year ended December 31, 2002, we earned approximately $0.3 million of income related to penalties charged to Lenders resulting from the program to find closed-loan transactions that were not reported through the normal reporting process.

     Interest Expense, Financing and Other Charges

     Interest expense, financing and other charges were approximately $0.4 million and $1.1 million for years ended December 31, 2002 and 2001, respectively. This line item consists of bank service charges, interest on capital leases and borrowings and other expenses related to our credit facilities. The decrease is primarily due to warrant and other charges incurred in the quarter ended December 31, 2001 related to the termination of a credit facility.

     Dividends and Accretion of Series A Convertible Preferred Stock

     The holders of our Series A Preferred Stock are entitled to receive quarterly dividends on the Series A Preferred Stock equal to eight percent (8%) per annum of the stated value per share payable at our option (i) in cash or (ii) by increasing the stated value per share on the dividend payment date. The stated value per share is the sum of the initial purchase price of $3.50 per share as cumulatively adjusted from time to time by accumulated dividends. The stated value per share as of December 31, 2002 was approximately $3.80.

     For the quarter ended March 31, 2002, we had elected to pay the quarterly dividends by increasing the stated value per share of the Series A Preferred Stock. As a result of these stated value dividends, for the quarter ended March 31, 2002, we increased the carrying value of the Series A Preferred Stock on our balance sheet by $0.6 million and recorded a dividend charge of the same amount. We also recognized an additional $1.4 million of dividend charges resulting from the excess of the fair value of the common stock that the 8% dividends on the Series A Preferred Stock will convert into over the $3.50 conversion price that will be paid upon such conversion (or fair value dividend charges).

     For the remaining three quarters of 2002, we elected to pay the quarterly dividends in cash. This resulted in dividend charges of $1.4 million while incurring no additional fair value dividend charges for those periods.

     In the aggregate, for the year ended December 31, 2002, we recorded a total of approximately $3.4 million of cash and fair value dividend charges.

     During the year ended December 31, 2001, we elected to pay the scheduled dividends by increasing the stated value per share of the Series A Preferred Stock. As a result of these stated value dividends, we increased the carrying value of the Series A Preferred Stock on our balance sheet by approximately $1.5 million and recorded dividend charges of the same amount. We also recognized fair value dividend charges of an additional $0.9 million. Therefore, for the year ended December 31, 2001, we recorded a total of $2.4 million of cash and fair value dividend charges.

     We are required to redeem all Series A Preferred Stock shares remaining outstanding on March 20, 2006 at a price of 105% of the then current value per share. Accordingly, we are accreting the value of the Series A Preferred Stock up to the redemption value of the shares using the effective interest method. This is increasing the carrying value of the Series A Preferred Stock and the charge is included in the computation of net income (loss) available to common shareholders. In the years ended December 31, 2002 and 2001, we recorded approximately $0.7 million and $0.5 million, respectively, of accretion charges.

     Beginning March 20, 2004, at our option, the shares of Series A Preferred Stock will be redeemable for cash at a price per share equal to the applicable percentage multiplied by the then current value per share. The applicable percentage is initially 120% and declines to 105% on a quarterly basis over the two-year period ending March 21, 2006. If we continue to pay quarterly cash dividends, on March 20, 2004 the shares of Series A Preferred Stock will be redeemable for cash at a price per share of $4.56 and will decline to a price per share of $3.99 at March 21, 2006. Currently, and until redeemed, each share of Series A Preferred Stock is convertible at the option of the holder at any time into the number of shares of common stock as is determined by dividing the current value per share by the conversion price of $3.50. The current value per share is defined as the stated value per share (see above) plus cumulative adjustments for dividends. At December 31, 2002, each share of Series A Preferred Stock was convertible into approximately 1.085 shares of common stock.

     Realization of Deferred Tax Benefits

     We have net operating loss carryforwards for income tax purposes of approximately $112 million available at December 31, 2002 to offset future federal and state taxable income. These net operating loss carryforwards begin to expire in 2011. As a result of these significant net operating losses, we are in a net deferred tax asset position for which a full valuation allowance has been recorded. We have recorded a full valuation allowance against the deferred tax asset because management believes there is significant negative evidence, primarily our historical, cumulative net losses, indicating the realization of these benefits may not be reasonably assured. We will periodically re-evaluate the available evidence surrounding the realization of the deferred tax assets and make adjustments to our valuation allowance as appropriate.

2001 Compared to 2000

Revenue

     Total revenue was approximately $64.0 million in the year ended December 31, 2001, an increase of $33.2 million, or 108%, from $30.8 million for the year ended December 31, 2000.

     Exchange Revenue

     For 2001, our exchange revenue was approximately $57.5 million, or 90% of our total revenue, compared with approximately $27.5 million, or 89% of total revenue, for 2000. This is an increase of 109% from year to year. As shown in the following table, this revenue growth reflected a substantial increase across all products in the volume of discrete transmissions of qualification forms (a discrete qualification form can be transmitted to more than one lender generating multiple transmission fees for the same form) and in the number of closed loans. Realty Services also contributed $3.9 million to the increase in total Exchange revenue.

	Year Ending December 31, 2001			Year Ending December 31, 2000

	(in thousands)
		Discrete	Number		Discrete	Number
		Transmission	of Closed		Transmission	of Closed
Exchange Transactions -	Revenue	Volume(*)	Loans(*)	Revenue	Volume	Loans
Mortgage	$25,764	577	38	$11,133	277	15
Home Equity	17,660	216	51	10,308	141	32
Auto, Personal, Credit Card	7,331	623	201	4,453	298	98
All Other Exchange Fees	2,170			879

Subtotal Lending Exchange	$52,925	1,416	290	$26,773	716	145

Realty Services	4,553			692

Total Exchange	$57,478			$27,465

     (*) 2001 mortgage volume and closed loans presented in the 2001 compared to 2000 Management Discussion and Analysis exclude certain transactions with third party membership programs. However, for the 2002 compared to 2001 Management Discussion and Analysis, such amounts have been included in the mortgage transaction totals.

     Discrete transmission volume increased 98% to approximately 1,416,000 qualification forms in 2001 from approximately 716,000 in 2000. We attributed this increase to several factors:

•	First, we believe the effectiveness of our advertising elevated and maintained consumer awareness of the LendingTree brand. Throughout 2001, we continued to sharpen the focus of our media expenditures, particularly cable television and online advertising, targeting key audiences to keep the LendingTree brand name recognition high. A study performed by a third party for us in 2001 showed that we enjoyed an overall brand awareness of 59% nationally among our key target audience, adults 18-54, improving from overall brand awareness of 41% in the prior year.

•	Second, there continued to be an expanding acceptance of the use of the internet to find a loan. According to various industry publications, in 2001 the volume of mortgage loans applied for through the internet was estimated to have more than doubled when compared to 2000.

•	Third, although our revenue and exchange volume have shown growth both in periods of rising and falling interest rates, we also believe that the lower interest rate environment during 2001 contributed to the increase in the number of consumers applying for loans and refinancing existing debt through our exchange. For example, in 2001, when interest rates were generally declining, 76% of our mortgage revenue was derived from mortgage refinancings, approximately double our rate in 2000. Mortgage revenue was approximately 40% of our total revenue; accordingly the higher mix of refinancings contributed to 17% of our total revenue growth in 2001 over 2000. Conversely, in periods of rising interest rates, we have seen Lenders on our network focus more aggressively on the qualification forms we send them as volume from their traditional channels slows down. This also increases our average number of transmits per qualification form and our closing rates. Additionally, as interest rates increase, consumers have a greater incentive to receive multiple competitive loan offers to ensure they are finding the loan best suited for them.

     Closed loan volume increased 100% to 290,000 in 2001 from 145,000 in 2000. This increase was substantially all due to the increase in transmission volume as discussed above.

     In order to continue to capitalize on the substantial increases in transmission volume in 2001 we implemented several significant initiatives aimed at improving the rate at which loans close through our exchange. An ongoing initiative has been to add to the number and variety of Lenders on our exchange, thus increasing capacity and our ability to handle different types of loan requests. At December 31, 2001 we had 145 active participating Lenders on our exchange compared to 114 active participants at December 31, 2000. Additionally, we began offering several new tools to enable our Lenders to process and close loans more efficiently, including automation tools and benchmark studies. We also implemented several closed-loan incentives, including gift certificates and other payments to reward borrowers for closing loans through our network of Lenders.

     In addition to the volume increases, our revenue is also impacted by our pricing structure. Through October 2001 we generally charged a set fee to all Lenders for mortgage and home equity transmissions and closed loans. However, beginning in November 2001 our revenue was impacted by a pricing change. The standard fee for a transmitted loan request increased from $8.00 to $9.00 for both our mortgage and home equity services. The standard fee for closed-loans also changed, beginning with loans that originated from qualification forms completed on and after November 5, 2001. For a closed home equity loan the fee increased from $250 to $275. The standard fee for a closed mortgage loan changed from a flat $400 to a tiered structure with fees ranging from $300 to $750 depending on the amount of the loan.

     All other lending exchange revenue, as shown in the table above, increased 147% to $2.2 million in 2001 compared to $0.9 million in 2000. The $1.3 million increase was primarily attributed to fees that we earned from transactions involving arrangements with third party membership programs, such as Delta’s Skymiles and Costco Wholesale, which allow us to provide mortgage brokerage services to their members. We provide the loan referral to selected Lenders and earn a fee from the lender for each loan that closes.

     Realty Services revenue increased to $4.6 million in 2001 from $0.7 million in 2000. We launched our Realty Services in August 2000. Consequently, 2001 was our first full year with realty revenue and results for 2000 represented only a partial year. Although the growth in Realty Services revenue in 2001 was substantially due to 2000 being a partial year, we also grew this business by increasing our marketing efforts and adding to the number of real estate professionals participating in our exchange.

     Lend-X Technology Revenue

     Lend-X technology revenue totaled $6.5 million, or 10% of our revenue, for 2001 compared to $3.3 million, or 11% of revenue for 2000. The growth in Lend-X technology revenue was the result of several significant new customizing, licensing and hosting contracts that were entered into in 2001. These new arrangements typically contained certain up-front fees that are being recognized as revenue over the expected term of the arrangement. For 2001, two customers accounted for 35% and 32%, respectively, of our total Lend-X technology revenue. For 2000 one customer accounted for 71% of our total Lend-X technology revenue. Additionally, some of our Lend-X arrangements provide for transactional exchange revenue derived from volume from these third party sites that have been enabled by our technology. The total of Lend-X technology and transactional exchange revenue derived from Lend-X customer sources was approximately $9.6 million and $5.6 million for 2001 and 2000, respectively, which represents 15% of 2001 and 18% of 2000 total revenue.

     Gross Profit and Cost of Revenue

     Our 2001 gross profit of $50.3 million, or 79% of total revenue, improved by $28.9 million over the 2000 gross profit of $21.4 million, or 70% of total revenue. The improvement in gross profit and gross profit percentage in 2001 was primarily due to the substantial increase in closed-loans as noted above. Because closed-loans generate a higher fee for us and because a significant portion of our costs of revenue are incurred up-front related to the transmission of a loan request, when more loans close our gross profit tends to increase. Additionally, some of our costs of revenue did not increase in direct proportion to the increase in volume. As an example, our volume based credit-scoring fees increased only 58% and network-hosting fees decreased 42% as a result of negotiated vendor price reductions that were successful in lowering our monthly costs.

     Overall, our revenue increased over 100% while our total cost of revenue increased only 46% to $13.7 million in 2001 from $9.4 million in 2000. As further discussed below, this increase was principally due to costs related to an increase in the number of closed-loan transactions such as consumer incentives and other promotional costs.

     Exchange Gross Profit and Cost of Revenue

     For 2001, our exchange gross profit was $45.0 million, or 78% of exchange revenue, compared to $20.0 million, or 73% of exchange revenue, for 2000, an increase of 125%. Our lending exchange segment contributed $24.7 million of the $25.0 million increase in gross profit over 2000 while our Realty Services segment added $0.3 million of the increase.

     We attribute this increase to the scalability of our exchange business model. Although our volume increased approximately 100% in 2001 compared to 2000, a proportional increase in costs was not necessary.

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

     Lend-X technology Gross Profit and Cost of Revenue

     For 2001, Lend-X technology gross profit was $5.3 million, or 81% of Lend-X technology revenue, compared to $1.5 million, or 44% of Lend-X technology revenue, for 2000. The lower gross profit percentage in 2000 reflected the impact of expending significant hours on a large fixed-price customization contract. Comparatively, in 2001, substantially all of our technology revenue was earned from the revenue recognition of certain fees that are being recognized over the expected term of each arrangement and from less labor intensive consulting and implementation projects, resulting in a significantly improved gross profit for 2001.

     Costs of revenue associated with Lend-X technology are principally employment costs related to customizing and/or implementing Lend-X for third parties, as well as ongoing server costs related to hosting Lend- X for these companies. These costs decreased approximately $0.6 million from 2000 compared to the same period in 2001.

     Operating Expenses

     Product Development

     Product development expense was approximately $4.6 million for 2001 compared to $2.7 million for 2000. Product development costs consist of expenses incurred related to the ongoing efforts to enhance and maintain the functionality of our Lend-X technology and our website and include compensation costs, purchased software and consulting costs. Compensation costs accounted for 93% of product development expense in 2001 compared to 74% in 2000. The overall increase from 2000 to 2001 was principally related to higher staff levels in the technology department. Additionally, in 2000 there were approximately $0.9 million more compensation costs classified in cost of revenue primarily related to a significant labor-intensive, fixed fee contract.

     Marketing and Advertising

     Marketing and advertising expenses decreased $16.7 million to approximately $39.9 million for 2001 compared to $56.6 million for 2000. Marketing and advertising expenses were approximately 62% of our total revenue in 2001 compared to 184% of our total revenue in 2000. Management uses variable marketing cost and contribution margin per transmitted qualification form as key measures of our advertising efficiency. In 2001 our exchange revenue per transmit was $37.21 while our variable marketing cost per transmit was $21.70, resulting in a contribution margin of $15.50 per transmit. Comparatively, in 2000 our exchange revenue per transmit was $37.31 and advertising cost per transmit was $64.20 for a negative contribution of $26.89 per transmit. The substantial improvement in contribution margin per transmit, as well as the decrease in advertising costs in 2001 reflects the following:

•	In 2000, following the launch of our national advertising campaign, we spent significantly on combinations of television, radio and other forms of advertising in order to establish and grow awareness of the LendingTree brand. Comparatively, during 2001, our focus shifted more to maintaining and building on the high-level of awareness for our brand. By improving the targeting of our advertisements, such as selecting cable television as a primary medium and expanding our advertisements to include home equity and auto-specific messages, we were able to improve the cost effectiveness of our ads.

•	In 2001, as a result of the continued adoption of online lending, a declining interest rate environment and decreasing prices in the advertising market we were able to decrease advertising spending by 30% over the prior year and still achieve 108% growth in revenue.

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

     Through improved cost management, we were able to reduce our spending on consulting and travel by approximately $1.9 million in 2001 compared to 2000. Our recruiting and relocation expenses were approximately $1.0 million lower due to decreased hiring efforts in 2001. We had 234 employees at December 31, 2001 compared to 230 at December 31, 2000. Bad debt expenses were approximately $1.0 million lower in 2001 compared to 2000 due to improved collection efforts.

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

     Interest Expense, Financing and Other Charges

     Interest expense, financing and other charges consist of bank service charges, interest on capital leases and borrowings and other expenses related to our credit facilities. The $0.9 million increase in interest and financing charges in 2001 from 2000 is primarily due to $0.6 million of charges related to the termination of a credit facility and the issuance of a warrant to purchase shares of our common stock and a $0.3 million charge related to the write off of deferred costs associated with an equity line. The equity line had not yet been used and in the fourth quarter of 2001 management determined any possible use would be remote. Note 7 to our consolidated financial statements contained herein provides further details of the terminated credit facility and the equity line.

     Through December 31, 2001, we elected to pay the quarterly dividends on our Series A Preferred Stock by increasing the stated value per share of the Series A Preferred Stock. As a result of these dividends, through December 31, 2001, we increased the carrying value of the Series A Preferred Stock on our balance sheet by approximately $1.5 million. We also recognized, as an increase to our net loss attributable to common shareholders, an additional $0.9 million of dividend charges resulting from the excess of the fair value of the common stock that the 8% dividends on the Series A Preferred Stock will convert into over the $3.50 conversion price that will be paid upon such conversion. In total, we recorded $2.4 million of dividend charges for the year ending December 31, 2001.

     We are required to redeem all Series A Preferred Stock shares remaining outstanding on the fifth anniversary of the issue date of such shares at a price of 105% of the then current value per share. Accordingly, we are accreting the value of the Series A Preferred Stock up to the redemption value of the shares using the effective interest method. This is increasing the carrying value of the Series A Preferred Stock and the charge is included in the computation of net loss attributable to common shareholders. As of December 31, 2001, we had recorded approximately $0.5 million of accretion charges.

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

     Liquidity and Capital Resources

     At December 31, 2002 we had approximately $27.2 million in cash and restricted cash. For the year ended December 31, 2002, we had $12.6 million of cash flow from operating activities. We also used $4.3 million in cash for investing activities, primarily deposits to restricted cash accounts and investments in computer equipment and software. Our financing activities for 2002 generated $11.0 million in cash, primarily from common stock sales, exercises of stock options and repayment of a loan by our Chief Executive Officer. As of December 31, 2002 we had an increase in cash from December 31, 2001 of $19.3 million.

     Restricted cash at December 31, 2002 ($4.5 million) and 2001 ($2.8 million) primarily includes funds that are maintained in an escrow account established by us and our advertising agency to maintain funds set aside by us for expenditures and services of the advertising agency. Disbursements from the escrow account can only be made for advertising expenditures we have approved in advance. In addition, at December 31, 2002, $1.6 million of the restricted cash balance represents funds set aside as collateral for a letter of credit issued by our bank to a bonding company that provides surety bonds in the various states where we are licensed to do business. The various states require surety bonds in amounts ranging from $5,000 to $150,000 as a part of their mortgage broker or loan originator regulations.

     We believe that the existing cash and cash equivalents, restricted cash and cash generated from operations will be sufficient to fund our operating and capital needs and the payment of cash dividends to the holders of our Series A Preferred Stock through 2003. We believe cash from operations will be generated from revenue growth resulting from the continued growth in online-lending, expansion of our network of Lenders and real estate brokers and by more consumers utilizing our exchange. We expect to be able to drive more consumers to our exchange by leveraging our existing high brand awareness and utilizing our new, product-focused advertisements and by developing business relationships with significant web-portals and finance-oriented online businesses.

     Although we have historically experienced significant revenue growth and have achieved positive cash flows from operations in 2002, the operating results for future periods are subject to numerous uncertainties. While there are many factors that can influence consumer loan demand, such as increased brand awareness, advertising spending and other company initiatives, we believe the continued historical low levels of mortgage interest rates have generally influenced consumers to seek and close purchase mortgages or to refinance their existing mortgages. Significant increases in interest rates may deter consumers from seeking loan products such as mortgage and auto loans, which may result in lower consumer volume on our site.

     Further, there can be no assurance that revenue growth will continue or that we will be able to sustain profitability. Our liquidity could be significantly affected if this does not happen. However, if revenue does not grow as anticipated or if we are unable to successfully raise additional debt or equity capital, management would reduce discretionary operating expenditures, including advertising and marketing and certain administrative and overhead costs. Failure to generate sufficient revenue or to reduce costs as necessary could have a material adverse effect on our ability to continue as a going concern and achieve our business objectives.

     If needed, additional financing may not be available or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, our shareholders may experience significant dilution.

     Contractual Obligations

     The following table represents the amounts of payments due under the specified types of contractual obligations:

	Payments Due (in thousands)

	Less than	One to	Three to	More than
Obligation	one year	three years	five years	five years

Long-term debt (1)	$—	$—	$23,913	$—
Capital lease (2)	666	323
Operating lease (2)	1,444	2,416	2,225	3,189
Purchase obligations (3)	7,559	1,987
Other long-term liabilities (4)	55

	$9,724	$4,726	$26,138	$3,189

(1)	Includes the required redemption of our Series A Preferred Stock. See note 8 to our consolidated financial statements herein for further details related to our Series A Preferred Stock.

(2)	Includes our obligations under existing capital and operating leases. See note 10 to our consolidated financial statements herein for further details related to our lease obligations.

(3)	Represents fixed payments due under contractual arrangements primarily under marketing and advertising arrangements with online businesses.

(4)	Primarily represents security deposits obtained from Lenders on our exchange.

Factors That May Affect Our Results of Operations or Reported Results

     In addition to the other information in this Form 10-K, the following factors should be considered in evaluating LendingTree. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations may suffer.

     The Estimates and Judgments Used in the Preparation of Our Financial Statements

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

     Specifically, these significant estimates affect our results of operations and financial condition as follows:

•	Under our incentive compensation plan, employees can earn awards based on achievement of various financial and operational performance factors or other specific goals. The actual award formula may vary by individual and the goals are not the same from year to year. During the year, management makes monthly estimates of the amount of an award each employee has earned based on levels of achievement relative to the goals and performance factors. These monthly estimates are accrued with a charge to operating income for that period. The awards are typically paid to the employee following the completion of a year. Under our 2002 incentive compensation plan, employees can earn bonus awards based on a combination of our achievement of certain revenue and earnings targets for the year and individual achievement of specified personal goals. As of December 31, 2002 we had $4.7 million remaining in an accrual for the 2002 plan year bonus payouts and for the year then ended had charged $5.1 million to operating income as incentive compensation expense. For 2002, the Company’s results were substantially above targeted levels and in many cases individual bonus earnings hit established maximum amounts. As an example of the impact that changes in key variables relating to this estimate could have on our financial results, we have calculated the following:

•	If the company’s actual results would have increased (or decreased) 10% from the above-target revenue and earnings levels for the year, the expected payout for the year would have increased (or decreased) by approximately $0.1 million and our incentive compensation charged to operating income through December 31, 2002 would have been $0.1 million higher (or lower).

•	If the employees actually achieved 90% (or 70%) of their individual performance goals instead of the 80% we had calculated, the expected payout for the year would have increased (or decreased) by approximately $0.1 million and our incentive compensation charged to operating income through December 31, 2002 would have been $0.1 million higher (or lower).

•	At December 31, 2002 we have $1.3 million of intangible assets, net of accumulated amortization on our balance sheet related to the real estate agent network and affinity program partner contracts we acquired from HomeSpace, Inc. in August 2000. We are amortizing these assets over their estimated useful lives ranging from 2 to 3.75 years. We estimate the useful lives of these assets considering our expected use of the assets, technological advances and the competitive environment.

•	For Lenders joining our exchange, we charge an initial set-up and implementation fee, generally ranging from $5,000 to $20,000. For these arrangements we estimate the expected life of that relationship under the contract terms and recognize the applicable revenue and costs over that period if it is longer than the stated term of the related contract. Currently, our estimates of the expected term of the initial Lender arrangement are 2 years. At December 31, 2002 we had approximately $1.2 million of deferred revenue and $0.1 million of deferred cost related to such arrangements. If the expected term of any arrangement were to be extended beyond our current estimates, we would defer the remaining revenue and costs of that arrangement and recognize them over that new term.

•	We estimate liabilities for payouts under various consumer promotional programs. In order to estimate the expected payout for any period we consider historical payout levels, the number of consumers the promotions are being offered to and the rate at which consumers have historically responded to the promotions. At December 31, 2002, the accruals for consumer promotional programs totaled $1.3 million. Of that amount, approximately $1.0 million of the accrual is fixed or known based on actual transactions and calculations of amounts owed and $0.3 million is estimated for expected payments based on historical trends and consumer participation levels.

•	We account for income taxes using the liability method whereby deferred tax assets or liabilities are recognized for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards. In estimating future tax consequences, we generally consider all expected future events other than enactment of changes in tax law or rates. If it is “more likely than not” that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded. The valuation allowance is based on our judgment as to future taxable income in light of historical results, the current environment, forecasted performance and other factors. In making these judgments we consider the evidence, giving greater weight to historical results than forecasted improvements.

     Actual results could differ from our estimates.

Risks Related to Our Financial Condition

     Our Limited Operating History Makes Our Business and Prospects Difficult to Evaluate.

     We have a limited operating history. We were formed in 1996 and began serving consumers across the United States in July 1998. There is little significant historical basis to assess how we will respond to competitive, economic or technological challenges. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies like ours, which operate in new and rapidly developing online marketplaces. Our failure to address these risks and uncertainties could materially impact our results of operations and financial condition.

     The Long-Term Viability of Our Business Model is Unproven and Could Fail.

     The long-term viability of our business model is unproven and no assurances can be made that we will be able to sustain profitability. Our revenue model depends heavily on revenue generated from Lenders participating in our network who pay us fees based upon their receipt of credit requests (referred to as transmission fees) and fees based upon loan closings (referred to as closed-loan fees). We have rapidly achieved broad market acceptance of our service by both Lenders and consumers who have traditionally used other means to lend and borrow money. However, to maintain profitability, we must maintain such broad market acceptance. In addition, although we have attracted a sufficient number of consumers with credit profiles targeted by our Lenders and the revenue per consumer has exceeded the cost of attracting such consumer, there is no guarantee that we will continue to be able to attract sufficient customers or that the revenue per customer will exceed the costs of attracting the customer. We cannot accurately predict what, if any, changes we would make to our business model in response to any uncertainties in the lending market.

     Our Operating Results May Be Negatively Impacted By Significant Fluctuations in Interest Rates.

     Although we have historically demonstrated growth during periods of either rising or falling interest rates, future operating results may be negatively impacted by significant fluctuations in key interest rates.

     Mortgages are in a market segment that is traditionally impacted by significant changes in interest rates. In 2002, when interest rates were generally falling, revenue from mortgage transactions represented approximately 53% of our total revenue. Further, revenue from mortgage refinancing transactions alone represented approximately 39% of our total revenue. While, our business has continued to show increases in transmitted qualification forms and loan closings for all of our products, there can be no assurances that during future periods of rising interest rates that we will not experience a decline in consumers using our services due to shrinking credit demand. Conversely, during periods of robust credit demand, typically associated with falling interest rates, Lenders may have less incentive to use our marketplace. Either of these events could reduce our revenue and we cannot assess the effects of interest rates on our business over a broad range of interest rate environments.

     Our Quarterly Operating Results Are Not an Indication of Our Future Results.

     Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that affect our revenue or expenses in any particular quarter, and investors should not rely on the results for any period as an indication of future performance. Our quarterly results will fluctuate in part based on the demand for and supply of consumer loans, which are a function of seasonal demand and fluctuations in interest rates and related economic factors, all of which are outside of our control. These temporary fluctuations could adversely affect our business. If revenue falls below our expectations in any quarter and we are unable to quickly reduce our spending in response, our operating results would be lower than expected.

     In addition, we expect that as our business matures we will experience seasonal fluctuations in our operating results due to fluctuations in consumer demand during the year, particularly for mortgage loans. For example, home buying behavior is seasonal. Typically there are a greater number of mortgage closings in the second and third quarters of a year as compared to the first and fourth quarters. Because of our limited operating history, it has not been possible for us to assess the impact of seasonal effects on our business.

     Pledged Assets

     Under our revolving credit facility with GE, we have pledged our accounts receivable as collateral security. As of December 31, 2002, we have no borrowings from this credit facility.

Risks Related To Our Markets And Strategy

     Our Continued Success Is Dependent Upon Increased Acceptance Of The Internet By Consumers And Lenders As A Medium For Lending.

     Increased consumer use of the internet is subject to uncertainty. If consumer and lender acceptance of our online exchange does not increase, our business will not succeed. The online lending market is new and rapidly developing. The adoption of online lending in general, and our exchange in particular, requires the acceptance of a new way of conducting business, exchanging information and requesting credit by consumers, as well as acceptance by Lenders that have historically relied upon traditional lending methods. As a result, we cannot be sure that we will be able to compete effectively with traditional borrowing and lending methods.

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

     If Our Participating Lenders Do Not Provide Competitive Levels Of Service To Consumers, Our Brand Could Be Harmed And Our Ability To Attract Consumers To Our Website Could Be Limited.

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

     If We Are Unable To Maintain Our Brand Recognition, Consumer And Lender Demand For Our Services May Decrease

     If we fail to promote and maintain our brand successfully, or incur significant expenses in promoting our brand and fail to generate a corresponding increase in revenue as a result of our branding efforts, our business could be materially adversely affected. We believe we have successfully built a recognizable brand. We believe that continuing to build and maintain brand awareness of the LendingTree exchange is critical to achieving increased demand for our service. Brand recognition is a key-differentiating factor among providers of online lending services, and we believe it will be increasingly important as competition intensifies. In order to increase our brand awareness, we must succeed in our marketing efforts, provide high-quality services and increase the number of consumers using our exchange. If visitors to our website do not perceive our existing service to be of high quality or if we alter or modify our existing service, introduce new services or enter into new business ventures that are not favorably received, the value of our brand could be diluted, which could decrease the attractiveness of our service to consumers and Lenders.

     Continued Terrorist Attacks, War or Other Civil Disturbances Could Lead to Further Economic Instability and Depress Our Stock Price or Adversely Affect Our Business.

     On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused instability in the global financial markets and contributed to the volatility of the stock prices of many United States publicly traded companies. In the future, there may be armed hostilities, further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States. Additionally, such disturbances could have a material adverse effect on our business, financial condition and operating results.

Risks Related To The Internet And Our Technology Infrastructure

     We May Experience Reduced Visitor Traffic, Reduced Revenue And Harm To Our Reputation In The Event Of Unexpected Network Interruptions Caused By System Failures.

     Since a majority of the consumer demand for loans at LendingTree is received via the internet, any significant failure to maintain the satisfactory performance, reliability, security and availability of our website, filtering systems or network infrastructure may cause significant harm to our reputation, our ability to attract and maintain a high volume of visitors to our website, and to attract and retain participating consumers and Lenders. Our revenue depends in large part on the number of credit requests submitted by consumers. Any system interruptions that result in the inability of consumers to submit these credit requests, or more generally the unavailability of our service offerings, could have an adverse impact on our revenue. In addition, we believe that consumers who have a negative experience with our website may be reluctant to return to our website or recommend LendingTree to other potential consumers. If an outage occurs, it may severely harm our reputation and our ability to offer our service. Our computer hardware is located in leased facilities in Beltsville, Maryland. If this location experienced a system failure, the performance of our website would be harmed. These systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures, break-ins and similar events. Our insurance policies may not compensate us for any losses that may occur as a result of any failures or interruptions in our systems. Any extended period of disruptions could materially adversely affect our business, results of operations and financial condition.

     Breaches Of Our Network Security Could Subject Us To Increased Operating Costs As Well As Litigation And Other Liabilities.

     Any penetration of our network security or other misappropriation of our users’ personal information could cause interruptions in our operations and subject us to liability. Claims against us could also be based on other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation and financial liability. Security breaches could also damage our reputation with our consumers, Lenders, brokers and service providers. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology that we use to protect consumer transaction data. We cannot guarantee that our security measures will prevent security breaches. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences.

     We also face risks associated with security breaches affecting third parties conducting business over the internet. Consumers are generally concerned with security and privacy of the internet and any publicized security problems could inhibit the growth of the internet and, therefore, our online business.

     Failure To Protect Our Intellectual Property Rights Could Impair Our Ability To Compete Effectively.

     Failure to protect our intellectual property could harm our brand and our reputation, devalue our content in the eyes of our customers and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our service marks, patent, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property as important to our success. We rely on a combination of patent, trademark and copyright law, trade secret protection, confidentiality agreements, and other contractual arrangements with our employees, affiliates, clients, Lenders, real estate brokers and others to protect our property rights. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights. We have applied for a U.S. patent and filed a Patent Cooperation Treaty international patent application on our Lend-X technology and our online loan market process. While the number of software and business method patents issued by the U.S. Patent and Trademark Office has been growing substantially in recent years, there is still a significant degree of uncertainty associated with these patents. It is possible that our patent applications will be denied or granted in a very limited manner such that they offer little or no basis for us to deter competitors from employing similar technology or processes or allows us to defend against third party claims of patent infringement.

Risks Related To Legal And Regulatory Uncertainty

     As an operator of an online exchange we may be liable as a result of information retrieved from our website or the websites of businesses with which we maintain relationships. Further, we may be subject to legal claims relating to information that is published or made available on our website and the other websites linked to it. Our service may subject us to potential liabilities or claims resulting from:

•	Lost or misdirected messages from our network Lenders, consumers or vendors;

•	Illegal or fraudulent use of e-mail; or

•	Interruptions or delays in transmission of qualification forms or Lenders’ offers.

     In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately were not found liable. If any of these events occur, our business could be materially adversely affected.

     Failure To Comply With Laws Governing Our Service Or Material Changes In The Regulatory Environment Relating To The Internet Could Have A Material Adverse Effect On Our Business.

     The loan products and services available through our website and the real estate agent referral and other business relationships in which we operate essentially as a non-processing mortgage broker are subject to extensive regulation by various federal and state governmental authorities. Because of uncertainties as to the applicability of some of these laws and regulations to the internet and, more specifically, to our business, and considering our business has evolved and expanded in a relatively short period of time, we may not always have been, and may not always be, in compliance with applicable federal and state laws and regulations. Failure to comply with the laws and regulatory requirements of federal and state regulatory authorities may result in, among other things, revocation of required licenses or registrations, termination of contracts without compensation, loss of exempt status, indemnification liability to Lenders and others doing business with us, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. The occurrence of one or more of these events could materially affect our business and results of operations.

     Many States Require Us To Obtain and Maintain Licenses To Offer Many Of Our Products And We Are Not Licensed to Offer all of Our Products in Every State.

     Many, but not all, states require licenses to solicit or broker to residents of those states loans secured by residential mortgages and other consumer loans, including credit card, automobile and personal loans. We are currently neither licensed nor able to accept credit requests for all loan products in every state. We are not currently accepting credit requests for loan products from residents of states in which we are not licensed to provide those products or are exempt from licensing. In many of the states in which we are licensed, we are subject to examination by regulators. In addition, we are required to obtain real estate broker licenses, additional mortgage broker licenses and individual customer care department personnel licenses in numerous states. Failure to obtain these licenses and approvals could prevent us from receiving fees from the real estate agent referral and mortgage services programs we offer and may subject us to the types of fines, forfeitures and litigation discussed above.

     If Our Lenders Fail to Produce Required Documents for Examination by State Regulators, We May be Subject to Fines, Forfeitures and the Revocation of Required Licenses

     Many of the states in which we maintain licenses require us to collect various loan documents from our Lenders and produce the documents for examination by state regulators. While our Lenders are contractually obligated to provide these documents to us upon request, we cannot assure that the measures we have taken to obtain loan documents from Lenders will be sufficient. Failure to produce required documents for examination could result in fines and forfeitures of the type described above as well as the revocation of our licenses to operate in key states, resulting in a material adverse affect on our business, results of operation and financial conditions.

     Because Some State Regulations Impose Filing Obligations On Some Of Our Largest Stockholders And Customers, If Any Of These Parties Fail To Comply With These Filing Obligations, We May Be Unable To Obtain Or Maintain Necessary Licenses In These States For Reasons Beyond Our Control.

     Regulations promulgated by some states may impose compliance obligations on any person who acquires 10% or more of our common stock, including requiring that person to periodically file financial and other personal and business information with those state regulators. If any person acquires 10% or more of LendingTree’s common stock and refuses or fails to comply with these requirements, we may not be able to obtain a license and existing licensing arrangements in particular states may be jeopardized. The inability to obtain, or the loss of, required licenses could have a material adverse effect on our operations or financial condition. The parties conducting business with us, such as Lenders and other website operators, similarly may be subject to federal and state regulation. These parties act as independent contractors and not as our agents in their solicitations and transactions with consumers. Consequently, we cannot ensure that these entities will comply with applicable laws and regulations at all times. Failure on the part of a lender or other website operator to comply with these laws or regulations could result in, among other things, claims of vicarious liability or a negative impact on our reputation. The occurrence of one or more of these events could materially adversely affect our business, results of operation and financial condition.

     Regulation Of The Internet Is Unsettled, And Future Regulations Could Inhibit The Growth Of The Internet, Decrease The Number Of Visitors To LendingTree’s Website Or Otherwise Materially Adversely Affect Our Business.

     Existing laws and regulations specifically regulate communications and commerce on the internet. Additional laws and regulations that address issues such as user privacy, pricing, online content regulation, online real estate referral services, taxation, and the characteristics and quality of online products and services are under consideration by federal, state and local governments and agencies as well as trade groups and other self regulating organizations. Several telecommunications companies have petitioned the Federal Communications Commission to regulate internet service providers and online service providers in a manner similar to the regulation of long distance telephone carriers and to impose access fees on such companies. This regulation, if imposed, could increase the cost of transmitting data over the internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement and personal privacy are applicable to the internet. Many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. The Federal Trade Commission and government agencies in certain states have been investigating internet companies regarding their use of personal information. We could incur additional expenses if any new regulations regarding the use of personal information are introduced or if these agencies choose to investigate our privacy practices. Any new laws or regulations relating to the internet, or new application or interpretation of existing laws, could inhibit the growth of the internet as a medium for commerce or credit procurement which could, in turn, decrease the demand for our service or otherwise materially adversely affect our business, results of operation and financial condition.

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

     For example, the Real Estate Settlement Procedures Act, or RESPA, and related regulations generally prohibit the payment or receipt of fees or any other item of value for the referral of a real estate-secured loan to a loan broker or lender. RESPA and the related regulations also prohibit fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, including mortgage brokerage and lending services. Notwithstanding these prohibitions, RESPA permits payments for goods or facilities furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods, facilities or services provided. Failure to comply with RESPA may result in, among other things, administrative enforcement actions, class action lawsuits, cease and desist orders and civil and criminal liability. The mortgage and home equity products offered through LendingTree’s exchange are residential real estate secured loans subject to these provisions of RESPA. Consequently, our online relationships with Lenders, distribution partners, affiliates and other companies and websites on which we offer services are subject to RESPA’s prohibitions on payment or receipt of referral fees for referrals and for unearned fees or fee splits. We believe that we have structured these relationships to comply with RESPA. The applicability of RESPA’s referral fee and fee splitting prohibitions to these types of internet-based relationships, however, is unclear and the appropriate regulatory agency has provided limited guidance to date on the subject.

Risks Related to Our Stock Price and Corporate Control

     Sales Of Substantial Amounts Of Our Common Stock In The Public Market, Including Shares Issuable Upon The Conversion Of Shares Of Our Series A Preferred Stock, Could Have an Adverse Impact On the Market Price of Our Common Stock.

     Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. A substantial number of our outstanding shares of common stock are eligible for resale in the public market. As of January 31, 2002, we had 22,618,293 common shares issued and outstanding. We also had 5,996,676 shares of Series A Preferred Stock, convertible into 6,506,548 shares of common stock, outstanding at January 31, 2002. The holders of the Series A Preferred Stock are entitled to receive quarterly dividends equal to eight percent (8%) per annum of the stated value per share payable at our option (i) in cash on each quarterly dividend date or (ii) by an upward adjustment to the stated value per share on each dividend payment date. If we were to resume paying the dividends with adjustments to the stated value per share, the accrued dividends would result in additional shares of common stock being issued upon conversion of shares of Series A Preferred Stock. At January 31, 2002, we also had outstanding 6,489,753 stock options to purchase shares of common stock and 184,397 warrants to purchase shares of common stock. Moreover, we may issue additional shares in acquisitions and may grant additional stock options to our employees, officers, directors and consultants under our stock option plan. Any substantial sales of such shares may cause our stock price to decline.

     Holders Of Our Series A Preferred Stock Have Greater Rights And Preferences Than Our Common Stockholders.

     The holders of our Series A Preferred Stock have rights and preferences that are senior to those of our common stockholders in many significant respects. The existence of these rights and preferences may, in a given situation, result in a reduction in the value of our common stock. Among the preferential rights afforded to the holders of our Series A Preferred Stock are the following:

•	Dividends and Distributions. Dividends must be paid to the holders of the Series A Preferred Stock prior to and in preference to the common stock.

•	Redemption Premium. We are required to redeem all shares of Series A Preferred Stock that remain outstanding on March 20, 2006 at a 5% premium to the then current “stated value” per share, which equals $3.50 per share, plus accrued dividends. If a significant portion of the Series A Preferred Stock remains outstanding on March 20, 2006, all or substantially all of our assets may be necessary to fund this redemption.

•	Price Protection. In certain circumstances, the economic value of the investment in our Series A Preferred Stock is protected against future sales of common stock by us at prices below $3.50 per share. If we sell additional securities at a price below $3.50 per share, the price at which the Series A Preferred Stock converts into common stock may be adjusted downward, which would automatically entitle these holders to receive additional shares of common stock upon conversion. No such protection exists with respect to our common stock.

•	Protective Provisions. So long as more than 1,377,143 shares of our Series A Preferred Stock are outstanding, we are restricted from engaging in a variety of corporate actions without the consent of 68.5% of the shares of Series A Preferred Stock then outstanding. These provisions may impede management’s ability to conclude transactions that it believes to be in the best interests of all stockholders.

•	Liquidation Preference. In the event LendingTree is liquidated or dissolves, the holders of our Series A Preferred Stock will be entitled to receive a liquidation preference equal to 105% of the then current stated value per share, before any distributions may be made to holders of our common stock.

•	Change in Control. Upon a merger or change in control, holders of our Series A Preferred Stock may have the right to receive the greater of the liquidation preference described above or the consideration that they would have received if they had converted their shares of Series A Preferred Stock into common stock immediately prior to the consummation of the merger or change in control event. In a non-cash transaction, the holders of Series A Preferred Stock may effectively require that the counterpart to such transaction redeem the convertible preferred stock for a cash amount equal to the liquidation preference. Finally, in connection with a merger or a change in control, the holders of our Series A Preferred Stock may also have the right to continue to hold the Series A Preferred Stock, in which case the change of control event may result in or trigger an adjustment of the conversion price as discussed above. These provisions may inhibit our ability to consummate a merger or change in control transaction and will likely reduce the proceeds of any such transaction to our common stockholders.

     Any of the foregoing rights and preferences may, in a given situation, disadvantage the holders of our common stock and may reduce the market price of our common stock.

     It May Be Difficult For A Third Party To Acquire LendingTree, Which Could Depress Our Stock Price.

     Delaware corporate law and our amended and restated certificate or incorporation and by-laws contain provisions that could have the effect of delaying, deferring, or preventing a change in control of LendingTree that our management and stockholders may consider favorable or beneficial. These provisions could discourage proxy contests, diminish the opportunities for our stockholders to participate in tender offers and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•	Authorization to issue blank check preferred stock, which is preferred stock that can be created and issued by the board of directors without prior stockholder approval, with rights senior to our common stockholders;

•	A staggered board of directors, so that it would take three successive annual meetings to replace all directors;

•	A requirement that business combinations either be approved by 80% of our stockholders or a majority of our continuing directors (or by a majority of our stockholders other than the acquiring person), or provide consideration to our stockholders in excess of established amounts;

•	Prohibition of stockholder action by written consent;

•	Advance notice requirements for the submission by stockholders of nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting; and

•	A stockholder rights agreement that makes it more difficult for a third party to acquire us without the support of our board of directors and principal stockholders.

     We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which could delay or prevent a change in control of our company or could impede a merger, consolidation, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to gain control of our company.

     Our Executive Management Team And Directors And Entities Affiliated With Them, Whose Interests May Differ From Other Stockholders, Have The Ability To Exercise Significant Control Over Us.

     Our executive management team, directors and entities affiliated with them, as a group, beneficially own approximately 31% of our voting stock (common and preferred) considered together as a single class with the preferred voting on an “as-converted” basis. These stockholders are able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions, including a change of control of LendingTree. The interests of these stockholders may differ from the interests of our other stockholders.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Accordingly, we will adopt SFAS No. 143 on January 1, 2003. Because we do not presently have any asset retirement obligations, we do not expect the impact of adopting this statement on our results of operations, financial condition, or cash flows to be significant.

     In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. These provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. LendingTree has not and does not anticipate implementing the voluntary change to the fair value based method of accounting for stock-based compensation. LendingTree has implemented the disclosure provisions of SFAS No. 148 beginning with the December 31, 2002 consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

     On July 13, 2001, LendingTree and GE Capital Commercial Services, Inc. entered into a two-year loan and security agreement and revolving credit note. Under this arrangement, borrowings will bear interest at the prime rate determined on the last business day of the preceding calendar month. As of December 31, 2002 the interest rate in effect for us was 4.25% and we had no borrowings outstanding under this facility. However, with assumed average borrowings outstanding of $2.0 million over a 12-month period, a 1.0% increase in the prime rate would result in additional interest expense of approximately $20,000 during that period.

     We currently hold no derivative instruments and do not earn foreign-sourced income. All of our transactions occur in U.S. dollars and we do not have any investments in foreign countries. Accordingly, changes in currency exchange rates related to these types of transactions do not have a direct effect on our financial position or results of operations.

     We are subject to market risk due to the terms of our Series A Preferred Stock. Our Series A Preferred Stock exposes us to market risk to the extent that dividends are paid in adjustments to stated value and not in cash.

     Dividends on our Series A Preferred Stock that are paid by increasing the stated value will be recorded based on the fair value of the underlying common stock into which the additional value is convertible. For the year ended December 31, 2002, we recorded $1.4 million of dividend charges related to the changes in the fair value of our common stock underlying the Series A Preferred Stock. This was only for the quarter ended March 31, 2002, as we paid the quarterly dividends in cash for the remainder of the year. As an example, if we were to discontinue paying these quarterly dividends in cash and revert to settling the dividend obligations by increasing the stated value of the preferred stock and if the market price of our common stock were to increase $2.00 per quarter over the next twelve months from $12.88 at December 31, 2002, we would incur additional fair-value dividend charges of approximately $7.5 million during that twelve-month period. Conversely, if the market price of our common stock were to decrease $1.00 per quarter from $12.88 over the next twelve months, we would incur additional fair-value dividend charges of approximately $2.3 million during that twelve-month period.

Item 8. Financial Statements and Supplementary Data

Financial Statements:

     The Financial Statements required to be presented under Item 8 are hereby incorporated by reference to the Financial Statements beginning at page F-1 of this Form 10-K.

Supplementary Data:

     Quarterly Results of Operations

     The following table (presented in thousands, except per share amounts) sets forth a summary of our unaudited quarterly results of operations for each of the eight quarters in the two-year period ended December 31, 2002. This information has been derived from unaudited interim financial statements. Management believes that this unaudited information has been prepared on a basis consistent with financial statements contained elsewhere in this Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Historical results for any quarter are not necessarily indicative of the results to be expected for any future period.

	Quarter Ended
	(amounts in thousands, except per share amounts)
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	2002	2002	2002	2002	2001	2001	2001	2001

Revenue	$34,730	$30,941	$24,467	$21,268	$18,751	$17,203	$15,809	$12,256
Gross profit	29,489	26,188	20,654	18,034	15,451	13,893	12,216	8,770
Net income (loss) attributable to common shareholders	5,605	3,205	(1,136)	(2,841)	(5,501)	(3,725)	(12,361)	(10,240)
Net income (loss) per share — basic	$0.25	$0.14	$(0.05)	$(0.15)	$(0.29)	$(0.20)	$(0.66)	$(0.52)
Net income (loss) per share — diluted	$0.19	$0.12	$(0.05)	$(0.15)	$(0.29)	$(0.20)	$(0.66)	$(0.52)
Weighted average shares used in basic net income (loss) per common share calculation	22,368	22,202	20,805	19,372	19,073	18,976	18,765	19,838
Weighted average shares used in diluted net income (loss) per common share calculation	32,236	32,204	20,805	19,372	19,073	18,976	18,765	19,838

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

     Certain information required by Part III is omitted from this report because we will file with the Commission a definitive proxy statement relating to our Annual Meeting of Shareholders scheduled to be held April 23, 2003, no later than 120 days after the year end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

     The information under the captions “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Officers and Key Employees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

     The information under the captions “Executive Compensation and Other Matters,” “Employment Agreements” and “Compensation Committee Report on Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information under the captions “Principal Stockholders” “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” and “Approval of Amendments to our 2001 Stock Compensation Plan” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information under the caption “Certain Relationships and Related Party Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report

1. Consolidated Financial Statements

The following consolidated financial statements are included as part of Item 8.

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

     All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the consolidated financial statements.

3. Exhibits

Index to Exhibits

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1/A filed January 11, 2000).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1/A filed January 11, 2000).

4.1	Specimen Common Stock certificate (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A filed January 27, 2000).

4.2	Rights Agreement as Amended by Amendment No. 1 (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1/A filed January 11, 2000).

4.3	Certificate of Designation, Preferences and Rights of Series A 8% Convertible Preferred Stock of LendingTree, Inc. (Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2000).

4.4	Certificate of Designation, Preferences and Rights of Series A Junior

Participating Preferred Stock of LendingTree, Inc. (Incorporated by reference to Exhibit 4.2, exhibit A to our Registration Statement on Form S-1/A filed January 11, 2000).

10.1	Series A 8% Convertible Preferred Stock Purchase Agreement among LendingTree, Inc. and various investors dated March 7, 2001 (Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2000).

10.2	Registration Rights Agreement, dated September 20, 1999 (Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1/A filed January 11, 2000).

10.3	Registration Rights dated March 7, 2001 by and among LendingTree, Inc and the signing stockholders listed therein (Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2000).

10.4	Warrant to acquire 12,500 shares of LendingTree, Inc. common stock issued to the Federal Home Loan Mortgage Corporation (Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2000).

10.5	Warrant to purchase 40,000 shares of common stock of LendingTree, Inc. issued to the Union Labor Life Insurance Company, on behalf of its Separate Account P (Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2000).

10.6	Warrant to purchase 40,000 shares of common stock of LendingTree, Inc. issued to the Union Labor Life Insurance Company, on behalf of its Separate Account P, dated July 31, 2001 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.7	1997 Stock Option Plan of CreditSource USA, Inc. (formerly known as Lewisburg Ventures, Inc. and a predecessor to LendingTree, Inc.) dated January 15, 1997* (Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1/A filed January 11, 2000).

10.8	1998 Stock Option Plan of LendingTree, Inc. dated February 3, 1998* (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1/A filed January 11, 2000).

10.9	Amended and Restated 1999 Stock Option Plan of LendingTree, Inc.* (Incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1/A filed January 27, 2000).

10.10	LendingTree, Inc. 2001 Stock Incentive Plan dated August 23, 2001* (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.11	Management Incentive Plan* (Incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1/A filed January 27, 2000).

10.12	LendingTree, Inc. Deferred Compensation Plan for Employees* (Incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1/A filed January 27, 2000).

10.13	LendingTree, Inc. Non-Employee Director Deferred Compensation Plan* (Incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1/A filed January 27, 2000).

10.14	LendingTree, Inc. Amended and Restated Stock Purchase Plan dated July 1, 2001 * (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.15	Adoption Agreement for 401(k) Plan of LendingTree * (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2000).

10.16	Employment Continuity Agreement with Douglas R. Lebda * dated March 3, 2003 (filed herewith).

10.17	Employment Continuity Agreement with Thomas J. Reddin * dated March 3, 2003 (filed herewith).

10.18	Employment Continuity Agreement with Keith Hall * dated March 3, 2003 (filed herewith).

10.19	Employment Continuity Agreement with Stephen J. Campbell * dated March 3, 2003 (filed herewith).

10.20	Employment Continuity Agreement with Eric Cunliffe * dated March 3, 2003 (filed herewith).

10.21	LendingTree, Inc. Stock Retention Policy for Executive Management Team Members * (filed herewith).

10.22	Employment Continuity Agreement with Matthew A. Packey * dated March 3, 2003 (filed herewith).

10.23	Employment Continuity Agreement with Robert J. Flemma * dated March 3, 2003 (filed herewith).

10.24	Employment Agreement with Douglas Lebda * (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1/A filed January 11, 2000).

10.25	Employment Agreement with Thomas Reddin * (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1/A filed January 11, 2000).

10.26	Officer Grant Letter Between LendingTree, Inc. and Douglas R. Lebda dated September 28, 2001* (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.27	Loan and Security Agreement with GE Capital Commercial Services, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 26, 2001)

10.28	Revolving Credit Note with GE Capital Commercial Services, Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 26, 2001)

21	Subsidiaries (Filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (Filed herewith)

24.1	Power of Attorney pursuant to which amendments to this Form 10-K may be filed (included on this signature page contained in Part IV of this Form 10-K.)

99.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2002 (Filed herewith)

*	- Denotes a management contract or a compensatory plan or arrangement.

(b) Reports on Form 8-K

On October 22, 2002, we filed a report on Form 8-K to report that we had issued a press release announcing our financial results for the third quarter 2002.

On November 22, 2002, we filed a report on Form 8-K to report that we had issued a press release announcing that we were hosting our second annual investor and analyst day on November 22, 2002 and that we had revised our financial guidance for the fourth quarter of 2002.

(c) Exhibits

See Item 15(a)(3)

(d) Financial Statement Schedules

See Item 15 (a)(2)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENDINGTREE, INC.

By: /s/ Douglas R. Lebda

Name: Douglas R. Lebda Title: Chief Executive Officer

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Douglas R. Lebda and Keith B. Hall, and each or either of them, his true and lawful attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

DATE	SIGNATURE	TITLE(S)

February 25, 2003	/s/ Douglas R. Lebda Douglas R. Lebda	Chief Executive Officer and Director (Principal executive officer)

February 25, 2003	/s/ Keith B. Hall Keith B. Hall	Senior Vice President, Chief Financial Officer and Treasurer (Principal financial officer)

February 25, 2003	/s/ Matthew Packey Matthew Packey	Vice President — Controller (Principal accounting officer)

DATE	SIGNATURE	TITLE(S)

February 25, 2003	/s/ Richard Field	Director

Richard Field

February 25, 2003	/s/ Daniel Charles Lieber	Director

Daniel Charles Lieber

February 25, 2003	/s/ W. James Tozer, Jr.	Director

W. James Tozer, Jr.

February 25, 2003	/s/ Robert A. Spass	Director

Robert A. Spass

CERTIFICATIONS

I, Douglas R. Lebda, Chief Executive Officer, certify that

1.	I have reviewed this annual report on Form 10-K of LendingTree, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of LendingTree, Inc. as of, and for, the periods presented in this annual report;

4.	LendingTree, Inc.’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for LendingTree, Inc. and we have:

a)	designed such disclosure controls and procedures to ensure that material information related to LendingTree, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of LendingTree, Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of LendingTree, Inc.’s disclosure controls and procedures as of the Evaluation Date;

5.	LendingTree’s other certifying officers and I have disclosed, based on our most recent evaluation, to LendingTree’s auditors and the audit committee of LendingTree’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect LendingTree’s ability to record, process, summarize and report financial data and have identified for LendingTree’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in LendingTree’s internal controls; and

6.	LendingTree’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003

/s/ Douglas R. Lebda
Douglas R. Lebda
Chief Executive Officer

I, Keith B. Hall, Senior Vice President and Chief Financial Officer, certify that

1.	I have reviewed this annual report on Form 10-K of LendingTree, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of LendingTree, Inc. as of, and for, the periods presented in this annual report;

4.	LendingTree, Inc.’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for LendingTree, Inc. and we have:

a)	designed such disclosure controls and procedures to ensure that material information related to LendingTree, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of LendingTree, Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of LendingTree, Inc.’s disclosure controls and procedures as of the Evaluation Date;

5.	LendingTree’s other certifying officers and I have disclosed, based on our most recent evaluation, to LendingTree’s auditors and the audit committee of LendingTree’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect LendingTree’s ability to record, process, summarize and report financial data and have identified for LendingTree’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in LendingTree’s internal controls; and

6.	LendingTree’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003

/s/ Keith B. Hall
Keith B. Hall
Senior Vice President and Chief Financial Officer

CONSOLIDATED FINANCIAL STATEMENTS

     As required under Item 8, the consolidated financial statements included as part of this Annual Report are as follows:

Report of Independent Accountants
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000.
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
LendingTree, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of LendingTree, Inc. and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Charlotte, North Carolina
February 3, 2003

LendingTree, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2002	2001

	($ in thousands)
Assets
Current assets:
Cash and cash equivalents	$22,708	$3,400
Restricted cash	4,479	2,764

Total cash and cash equivalents and restricted cash	27,187	6,164
Accounts receivable, net of allowance for doubtful accounts	16,892	11,438
Prepaid expenses and other current assets	1,055	1,174

Total current assets	45,134	18,776
Equipment, furniture and leasehold improvements, net	1,717	2,016
Projects in process	1,468	282
Software, net	965	2,572
Intangible assets, net	1,330	3,667
Other assets	73	618

Total assets	$50,687	$27,931

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,952	$4,508
Deferred revenue	1,289	2,013
Accrued incentive and other compensation	5,095	5,627
Accrued professional services and other fees	284	444
Accrued consumer promotional costs	1,324	1,709
Accrued other expenses	1,422	1,774
Short term borrowings	—	—
Current portion capital lease obligations	619	743

Total current liabilities	16,985	16,818
Deposits by subtenants	55	145
Capital lease obligations	311	291
Commitments and contingencies (Note 9)
Mandatorily redeemable securities
Series A convertible preferred stock, $.01 par value, 8% cumulative, 6,885,715 shares authorized, 5,996,676 and 6,885,715 shares issued and outstanding at December 31, 2002 and 2001, respectively	21,691	23,878
Shareholders’ equity (deficit):
Common stock, $.01 par value, 100,000,000 shares authorized, 22,823,920 and 19,907,034 shares issued at December 31, 2002 and 2001, respectively	228	199
Treasury stock (237,673 shares at December 31, 2002 and 661,996 shares at December 31, 2001, at cost)	(1,518)	(4,170)
Additional paid-in-capital	131,357	121,675
Accumulated deficit	(118,163)	(127,064)
Deferred compensation	(214)	(1,477)
Notes receivable from officers	(45)	(2,364)

Total shareholders’ equity (deficit)	11,645	(13,201)

Total liabilities and shareholders’ equity (deficit)	$50,687	$27,931

The accompanying notes are an integral part of these consolidated financial statements

LendingTree, Inc.
Consolidated Statements of Operations

	For the Years Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Revenue:
Exchange	$106,743	$57,478	$27,465
Lend-X technology	4,663	6,541	3,348

Total revenue	111,406	64,019	30,813

Cost of revenue:
Exchange	15,877	12,427	7,498
Lend-X technology	1,164	1,262	1,874

Total cost of revenue	17,041	13,689	9,372
Gross profit:
Exchange	90,866	45,051	19,967
Lend-X technology	3,499	5,279	1,474

Total gross profit	94,365	50,330	21,441
Operating expenses:
Product development	2,870	4,580	2,677
Marketing and advertising	50,245	39,903	56,599
Sales, general and administrative	32,649	33,637	28,268

Total operating expenses	85,764	78,120	87,544

Income (loss) from operations	8,601	(27,790)	(66,103)
Loss on impaired investment	—	(600)	(1,900)
Interest income	709	594	2,212
Interest expense, financing and other charges	(409)	(1,119)	(212)

Income (loss) from operations before income taxes	8,901	(28,915)	(66,003)

Provision (benefit) for income taxes	—	—	—

Net income (loss) from operations	8,901	(28,915)	(66,003)

Accretion of mandatorily redeemable preferred stock	(676)	(527)	—
Dividends on preferred stock	(3,392)	(2,385)	(2,461)

Net income (loss) available to common shareholders	$4,833	$(31,827)	$(68,464)

Net income (loss) per common share — basic	$0.23	$(1.66)	$(4.15)

Net income (loss) per common share — diluted	$0.20	$(1.66)	$(4.15)

Weighted average shares used in basic net income (loss) per common share calculation	21,137	19,160	16,512

Weighted average shares used in diluted net income (loss) per common share calculation	24,389	19,160	16,512

The accompanying notes are an integral part of these consolidated financial statements

LendingTree, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(in thousands, except share data)

	Convertible Preferred
	Stock		Common Stock							Notes	Total Share-
						Additional	Accum-		Deferred	Receivable	holders'
	Number of		Number of		Treasury	Paid-In	ulated	Unrealized	Comp-	to Acquire	Equity
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Gains (losses)	ensation	Stock	(Deficit)

Balance at December 31, 1999	7,992,656	59,118	4,070,655	$41	$(5,978)	$9,423	$(32,146)	$46	$(2,767)	$—	$27,737
Issuance of stock options to employees below fair market value						1,320			(1,320)		—
Issuance of warrants to business partner for services provided						1,279			(1,279)		—
Amortization of deferred compensation									2,310		2,310
Initial public offering of common stock			4,197,500	42		44,770					44,812
In-kind dividends on Series A and D preferred stock	269,996	4,115				(4,115)					—
Conversion of Series A and D preferred stock to common stock	(8,262,652)	(63,233)	10,493,530	105		63,128					—
Exercise of common stock options			253,221	3		1,846					1,849
Notes receivable from officers to acquire stock										(1,603)	(1,603)
Issuance of common stock in connection with business acquisition			639,077	6		4,733					4,739
Issuance of equity rights certificate						9,844					9,844
Reissuance of treasury shares for employee stock purchase plan participants					204	(148)					56
Other comprehensive income:											—
Unrealized gain, available-for-sale securities								(45)
Net loss							(66,003)
Total comprehensive loss											(66,048)

Balance at December 31, 2000	—	—	19,653,983	$197	$(5,774)	$132,080	$(98,149)	$1	$(3,056)	$(1,603)	$23,696

The accompanying notes are an integral part of these consolidated financial statements

LendingTree, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) — continued
(in thousands, except share data)

	Convertible Preferred Stock		Common Stock							Notes	Total Share-
						Additional	Accum-		Deferred	Receivable	holders'
	Number of		Number of		Treasury	Paid-In	ulated	Unrealized	Comp-	to Acquire	Equity
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Gains (losses)	ensation	Stock	(Deficit)

Balance at December 31, 2000			19,653,983	$197	$(5,774)	$132,080	$(98,149)	$1	$(3,056)	$(1,603)	$23,696
Amortization of deferred compensation									937		937
Accrued dividends on Series A convertible preferred stock (Note 8)						(1,522)					(1,522)
Accretion of Series A convertible preferred stock (Note 8)						(495)					(495)
Note receivable from officer in exchange for Series A convertible preferred stock (Note 11)										(829)	(829)
Compensation charge related to officer note receivable						1,365					1,365
Repayment of an officer note received for option exercise										68	68
Issuance of warrants in conjunction with revolving credit facilities (Note 7)						381					381
Issuance of warrants to financial advisor for services provided						431					431
Cashless exercise of common stock warrants			112,290	1		(1)					0
Conversion of equity share rights to Series A convertible preferred stock (Note 8)						(9,367)					(9,367)
Deferred compensation adjustment for forfeited and amended options						(591)			642		51
Reissuance of treasury shares for employee stock purchase plan participants					1,604	(1,066)					538
Stock based compensation			35,405			137					137
Exercise of common stock options			105,356	1		323					324
Other comprehensive loss:
Unrealized gain, available-for-sale securities								(1)
Net loss							(28,915)
Total comprehensive loss											(28,916)

Balance at December 31, 2001			19,907,034	$199	$(4,170)	$121,675	$(127,064)	$—	$(1,477)	$(2,364)	$(13,201)

The accompanying notes are an integral part of these consolidated financial statements

LendingTree, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) — continued
(in thousands, except share data)

	Common Stock							Notes	Total Share-
				Additional	Accum-		Deferred	Receivable	holders'
	Number of		Treasury	Paid-In	ulated	Unrealized	Comp-	to Acquire	Equity
	Shares	Amount	Stock	Capital	Deficit	Gains (losses)	ensation	Stock	(Deficit)

Balance at December 31, 2001	19,907,034	$199	$(4,170)	$121,675	$(127,064)	$—	$(1,477)	$(2,364)	$(13,201)
Amortization of deferred compensation							784		784
Accelerated vesting of stock options				83			494		577
Accrued dividends on Series A convertible preferred stock (Note 8)				(1,945)					(1,945)
Accretion of Series A convertible preferred stock (Note 8)				(677)					(677)
Repayment of an officer note								2,319	2,319
Exercise of common stock warrants	443,590	4		41					45
Conversion of preferred stock to common stock (Note 8)	965,750	10		3,371					3,381
Proceeds from private sale of common stock	500,000	5		5,637					5,642
Deferred compensation adjustment for forfeited and amended stock options				(69)			69		—
Reissuance of treasury shares for employee stock purchase plan participants			2,694	(1,598)					1,096
Equity based compensation	49,422	1		644			(84)		561
Exercise of common stock options	958,124	9		4,153					4,162
Acquired shares for stock option exercise			(42)	42					—
Other comprehensive income:
Net Income					8,901
Total comprehensive income									8,901

Balance at December 31, 2002	22,823,920	$228	$(1,518)	$131,357	$(118,163)	$—	$(214)	$(45)	$11,645

The accompanying notes are an integral part of these consolidated financial statements

LendingTree, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,

	2002	2001	2000

		($ in thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$8,901	$(28,915)	$(66,003)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deposits to advertising escrow	(33,849)	(29,229)	(62,280)
Releases from advertising escrow	33,776	31,561	57,358
Depreciation and amortization	6,351	7,857	3,232
Loss on the impairment of investment and other assets	—	944	1,900
(Gain) loss on the disposal of fixed assets	40	(18)	148
Provision for doubtful accounts	382	(13)	945
Compensation charge related to officer note	—	1,365	—
Non-cash equity based compensation charges	300	475	—
Issuance of warrants in conjunction with credit facilities	—	481	—
Amortization of deferred compensation	784	937	2,310
Accelerated vesting of stock options	577
Changes in assets and liabilities:
Accounts receivable	(5,836)	(3,915)	(6,402)
Prepaid expenses and other current assets	83	(162)	(15)
Other assets	466	(84)	(398)
Accounts payable	2,444	(169)	1,126
Accrued promotional costs	(385)	417	1,209
Deferred revenue	(724)	412	1,392
Accrued expenses and other liabilities	(758)	3,175	1,306

Net cash provided by (used in) operating activities	12,552	(14,881)	(64,172)

Cash flows provided by (used in) investing activities:
Purchase of short-term investments	—	(16,964)	(134,207)
Sales of short-term investments	—	21,954	156,221
Purchase of restricted investments	(2,460)	(37)	(135)
Sales of restricted investments	818	—	—
Acquisition of certain assets of another business	—	61	(6,200)
Investment in another business	—	—	(2,500)
Investments in software	(1,236)	(781)	(2,326)
Purchases of equipment, furniture, leasehold improvements	(1,404)	(206)	(1,105)

Net cash provided by (used in) investing activities	(4,282)	4,027	9,748

Cash flows provided by financing activities:
Proceeds from sales of common stock and warrants and exercise of stock options	4,208	206	246
Sale of treasury stock for employee stock purchase plan	1,096	538	56
Payment of capital lease obligations	(798)	(757)	(287)
Proceeds from sale of mandatorily redeemable Series A Convertible Preferred stock and warrants, net of offering costs	—	12,178	—
Payment of dividends — Series A Preferred stock	(1,429)
Fees paid related to debt and equity financing	—	(645)	—
Proceeds from initial public offering, net of offering costs	—	—	44,812
Proceeds from the sale of an equity rights certificate, net of offering costs	—	—	9,844
Proceeds from repayment of officer note	2,319	68	—
Proceeds from private placement of common stock	5,642	—	—

Net cash provided by financing activities	11,038	11,588	54,671

Net increase in cash and cash equivalents	19,308	734	247
Cash and cash equivalents, beginning of period	3,400	2,666	2,419

Cash and cash equivalents, end of period	$22,708	$3,400	$2,666

The accompanying notes are an integral part of these consolidated financial statements

LENDINGTREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ presented in tables herein are in thousands;
all other amounts are as shown)

1. The Company

     LendingTree, Inc. was incorporated in the state of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998.

     We are an online exchange empowering consumers, Lenders, REALTORS® and related service providers with convenience, choice and value. Through our exchange, which can be accessed online at www.lendingtree.com or by calling us directly at 1-800-555-TREE, consumers can access a nationwide network of nearly 200 banks, lenders and loan brokers (“Lenders”) and approximately 650 real estate brokerages to obtain loan offers or the services of a real estate agent. We attract consumers to our exchange through various forms of advertising and through arrangements with both online and offline partners.

     Consumers seeking loan products begin the LendingTree process by completing a simple online credit request (which we refer to as a “qualification form”). Consumers can also call us directly at 1-800-555-TREE and we will complete the form based on their instructions and answers to questions. After the qualification form is complete, our Lend-X technology automatically retrieves the credit score for the particular consumer. The consumers’ data and credit scores are then automatically compared to the underwriting criteria of the Lenders participating on our exchange. Qualified consumers can receive multiple loan offers in response to a single credit request and then compare, review, and accept the offer that best suits their needs.

     Lenders on our exchange can generate new business that meets their specific underwriting criteria at a lower cost of acquisition than traditional marketing channels. Our lending exchange encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards, and personal loans. We earn revenue from the Lenders on our exchange that pay us fees for qualification forms that meet their underwriting criteria and are transmitted to them (“transmission fees”). Since a qualification form can be transmitted to more than one lender, we may generate multiple transmission fees for the same form. We also earn revenue for loans that the Lenders on our exchange close with consumers that we transmitted to them (“closed-loan fees”).

     Consumers interested in working with a real estate agent to buy or sell a home can access an online form through our exchange at www.lendingtree.com or through one of the websites of participating membership programs, such as Costco, Delta Skymiles, Continental, United Airlines, USAirways, Northwest Airlines and American Express. Based on the information entered by the consumer, our system automatically provides the consumer with a choice of references to REALTORS® from our nationwide network and also forwards the consumer’s information to the chosen real estate agents desktop via our proprietary web-based technology. If the two parties agree to work together, the remainder of the transaction is completed locally. Consumers closing a transaction with a REALTOR® on our exchange are eligible for rebates and promotional incentives. REALTORS® are able to efficiently access new, highly-qualified potential customers.

     We earn fees from real estate brokers that pay us when consumers’ requests that we transmit to them result in a purchase or sale of a home (“realty services fees”).

     Our technology platform, Lend-XSM, is the technology that powers our internet-based exchange. In the past, we have also licensed the use of our Lend-X technology to other businesses and have enabled them to create either private-labeled or co-branded exchanges on their websites. However, in 2002, we have shifted the primary strategy for Lend-X to support the growth of our Exchange by using our technology in arrangements with our Lenders and other online businesses that transmit consumers to our Exchange.

2. Business Conditions and Liquidity Considerations

     At December 31, 2002 we had approximately $27.2 million in cash and restricted cash. For the year ended December 31, 2002 we had $12.6 million of cash flow from operating activities. We also used $4.3 million in cash for investing activities, primarily deposits to restricted cash accounts and investments in computer equipment and software. Our financing activities for 2002 generated $11.0 million in cash, primarily from common stock sales and exercises of stock options. As of December 31, 2002 we had an increase in cash from December 31, 2001 of $19.3 million.

     We believe that the existing cash and cash equivalents, restricted cash and cash generated from operations will be sufficient to fund our operating and capital needs and payment of cash dividends to the holders of our Series A Preferred Stock through 2003. We believe cash from operations will be generated from revenue growth resulting from the continued growth in online-lending, expansion of our network of Lenders and real estate brokers and by more consumers utilizing our exchange. We expect to be able to drive more consumers to our exchange by leveraging our existing high brand awareness and utilizing our new, product-focused advertisements and by developing business relationships with significant web-portals and finance-oriented online businesses.

     Although we have historically experienced significant revenue growth and have achieved positive cash flows from operations in 2002, the operating results for future periods are subject to numerous uncertainties. While there are many factors that can influence consumer loan demand, such as increased brand awareness, advertising spending and other company initiatives, we believe the continued historical low levels of mortgage interest rates have generally influenced consumers to seek and close purchase mortgages or to refinance their existing mortgages. Significant increases in interest rates may deter consumers from seeking loan products such as mortgage and auto loans which may result in lower consumer volume on our site.

     Further, there can be no assurance that revenue growth will continue or that we will be able to sustain profitability. Our liquidity could be significantly affected if this does not happen. However, if revenue does not grow as anticipated or if we are unable to successfully raise sufficient additional funds debt or equity capital, management would reduce discretionary operating expenditures, including advertising and marketing and certain administrative and overhead costs. Failure to generate sufficient revenue or to reduce costs as necessary could have a material adverse effect on our ability to continue as a going concern and achieve our business objectives.

     If needed, additional financing may not be available or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, our shareholders may experience significant dilution.

     As more fully described in Note 7, as of December 31, 2002 we have a $15.0 million revolving credit facility in place with GE Capital Commercial Services. However, we have no current borrowings under this facility, and it terminates in July 2003. Currently, we do not intend to replace this facility.

3. Summary Of Significant Accounting Policies

Consolidation

     The consolidated financial statements include the accounts of LendingTree, Inc. and our wholly owned subsidiary (Homespace Acquisition Company). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates and Judgments

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis we evaluate our estimates and refine our judgments as actual results and experiences develop. Significant estimates and judgments are involved in the process of determining our incentive compensation accruals, the value and lives of acquired intangible assets, the term of arrangements for recognition of Lender set-up fees and costs, the valuation allowance on our deferred tax asset (see “Income Taxes” below and Note 9) and liabilities for consumer promotional costs. Significant estimates affecting our disclosures include the valuation of our common stock options and warrants used in computing proforma stock compensation charges. Actual results could differ from those estimates. The following significant accounting policies affect our estimates and judgments in preparing the consolidated financial statements.

Cash and Cash Equivalents

     We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

     As of December 31, 2002 and 2001, we had $4.5 million and $2.8 million, respectively, of cash classified as restricted investments. Of these balances at December 31, 2002 and 2001, $2.4 million and $2.3 million, respectively, relate to funds deposited into an escrow account that was established by us and our advertising agency to maintain funds set aside by us for approved future expenditures and services of the advertising agency. Disbursements from the escrow account can only be made with signatures from both parties. The fund is used only for advertising costs we have approved in advance. Disbursements from the escrow account are made no sooner than one month following the invoice date for the expenditures. We receive all income earned on funds held in this escrow account.

     In addition, at December 31, 2002, $1.6 million of the restricted cash balance represents funds set aside as collateral for a letter of credit issued by our bank to a bonding company that provides surety bonds in the various states where we are licensed to do business. The various states require surety bonds in amounts ranging from $5,000 to $150,000 as a part of their mortgage broker or loan originator regulations.

Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, accounts payable and accounts receivable at December 31, 2002 and 2001 approximated their fair value due to the short-term nature of these items. The carrying value of our short-term investments at December 31, 2002 and 2001 approximated their fair values.

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

Impairment of Long-Lived Assets

     We evaluate the recoverability of our property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets or the business to which such assets relate. No such impairments of long-lived assets were required to be recognized during the years ended December 31, 2002, 2001 and 2000.

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

Income Taxes

     We account for income taxes using the liability method whereby deferred tax assets or liabilities are recognized for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards. In estimating future tax consequences, we generally consider all expected future events other than enactment of changes in tax law or rates. If it is “more likely than not” that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded. The valuation allowance is based on our judgment as to future taxable income in light of historical results, the current environment, forecasted performance and other factors. In making these judgments we consider the evidence, giving greater weight to historical results than forecasted improvements.

Revenue Recognition

Exchange:

     Our exchange revenue principally represents transmission fees and closed-loan fees paid by Lenders that received a transmitted loan request or closed a loan for a consumer that originated through our website, www.lendingtree.com. Transmission fees are recognized at the time qualification forms are transmitted, while closed-loan fees are recognized at the time the lender reports the closed loan to us, which may be several months after the qualification form is transmitted. Additionally, we earn revenue through a network of real estate brokers who compensate us for real estate transactions that generally originate from a consumer on our or a client’s website. Revenue earned through our network of real estate brokers is recognized upon notification by the broker that a real estate transaction has closed.

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

Cost of Revenue

Exchange:

     Our exchange cost of revenue includes salary and benefit costs of the customer care center, real estate network support staff and lender implementation group, credit scoring fees, consumer incentive costs, and the website network hosting and server fees.

Technology:

     Cost of revenue related to Lend-X technology includes direct costs of modifying our proprietary software for licensing to lenders and the cost of servers related to hosting the systems for these licensees. When revenue has been deferred for hosting contracts, we defer the related direct costs incurred and recognize these costs pro rata with the related revenue.

Marketing and Advertising Expenses

     Marketing and advertising expenses consist primarily of costs of advertising, trade shows, fees paid to affiliates, personnel costs and marketing materials. All costs of advertising our services and products are expensed as incurred. Advertising expense totaled approximately $44.6 million, $35.1 million and $50.7 million in the years ended December 31, 2002, 2001 and 2000, respectively.

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

     During both 2002 and 2001, we capitalized internal use software development costs of approximately $1.4 million (including compensation costs, purchased software and consulting costs related to internal use software projects).

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

     We account for the effect of our stock-based compensation for non-employees under SFAS No. 123, using the fair value approach.

     Had compensation expense for all of our stock options been recorded based on the fair value method, our net loss and net loss per common share basic and diluted would have been as follows:

	2002	2001	2000

Net income (loss) attributable to common shareholders	$4,833	$(31,827)	$(68,464)
Pro forma adjustment for stock compensation expense	(7,463)	(5,679)	(4,182)

Pro forma net loss attributable to common shareholders	$(2,630)	$(37,506)	$(72,646)

Net income (loss) per common share — basic	$0.23	$(1.66)	$(4.15)
Pro forma adjustment for stock compensation expense — per share	(0.35)	(0.30)	(0.25)

Pro forma net loss per common share — basic	$(0.12)	$(1.96)	$(4.40)

Net income (loss) per common share — diluted	$0.20	$(1.66)	$(4.15)
Pro forma adjustment for stock compensation expense — per share	(0.32)	(0.30)	(0.25)

Pro forma net loss per common share — diluted	$(0.12)	$(1.96)	$(4.40)

     Because options vest over several years and additional options are expected to be granted in subsequent years, the pro forma impact on periods presented may not be representative of the pro forma effects on reported net income or loss in future years.

     The fair value of each option grant prior to our initial public offering of common stock in February 2000 was estimated on the date of grant using the minimum value method based upon the assumptions in the table below. Following our initial public offering of common stock in February 2000 and for 2001 and 2002, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes method based on the assumptions in the table below:

	2002	2001	2000 (after IPO)	2000 (pre IPO)

Volatility	93%	96%	117%	Not applicable
Risk-free interest rate	3.8%	4.45%	5.97%	5.5%
Expected option term	5 years	5 years	5 years	5 years
Dividend yield	0%	0%	0%	0%

Significant Customers and Concentrations

     Financial instruments that potentially subject us to a concentration of credit risk are our accounts receivable.

     For the years ended December 31, 2002, 2001 and 2000, no lender or other customer exceeded 10% of our revenue. All of our revenues are from transactions originating in the United States.

     For 2002, two customers accounted for 39% and 20%, respectively, of our total Lend-X technology revenue. For 2001, two customers accounted for 35% and 32%, respectively, of our total Lend-X technology revenue. For 2000 one customer accounted for 71% of our total Lend-X technology revenue.

     As of December 31, 2002 and December 31, 2001, no customer exceeded 10% of our accounts receivable balance. As of December 31, 2000 one customer accounted for approximately 22% of the accounts receivable balance. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of Lenders comprising our customer base.

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

     As of December 31, 2002 we had outstanding stock options to acquire 6,159,057 shares of common stock and warrants to acquire 189,019 shares of common stock. Additionally there were 5,996,676 shares of Series A Preferred Stock that were convertible into 6,506,548 shares of common stock.

     As shown in the table below, basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding.

     Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares plus, to the extent they are not anti-dilutive, the effect of outstanding preferred shares using the “if-converted” method and outstanding stock options, shares issuable pursuant to our employee stock purchase plan and warrants using the treasury stock method.

     The following are the components of the numerators and denominators used to compute the basic and diluted net income (loss) per share amounts for the periods presented.

	Year Ended December 31,

	2002	2001	2000

		(in thousands)
Numerator — Earnings Per Share — Basic:
Net income (loss) available to common shareholders	$4,833	$(31,827)	$(68,464)
Denominator — Earnings Per Share — Basic:
Weighted average common shares outstanding	21,137	19,160	16,512

Earnings (loss) per share — Basic	$0.23	$(1.66)	$(4.15)

Numerator — Earnings Per Share — Diluted
Net income (loss) available to common shareholders	$4,833	$(31,827)	$(68,464)
Denominator — Earnings Per Share — Diluted
Weighted average shares common shares outstanding	21,137	19,160	16,512
Effect of dilutive securities:
Options	3,164	—	—
Warrants	88	—	—

Adjusted weighted average shares	24,389	19,160	16,512

Earnings (loss) per share — Diluted	$0.20	$(1.66)	$(4.15)

     For the periods presented in the following table, the options and warrants listed are excluded from the calculations of diluted earnings per share because the exercise price of such options and warrants exceeded the average market price of our common stock for the related period.

	Year Ended December 31,

	2002	2001	2001

	(in thousands)
Out-of-the-money stock options	121	2,855	850
Out-of-the-money warrants	31	858	404

     For the periods presented in the following table, the antidilutive potential common shares listed are excluded from the calculations of diluted earnings per share because their inclusion would be antidilutive.

	Year Ended December 31,

	2002	2001	2000

Antidilutive potential common shares		(in thousands)

Options, treasury stock method	—	1,080	1,336
Warrants, treasury stock method	—	117	220
Mandatorily redeemable convertible preferred stock, if converted	6,379	—	—

	6,379	1,197	1,556

Segment Reporting

     Based on the nature of our products and services, the types of customers and the regulatory environment, management has organized our business into three operating segments: our lending exchange, real estate services and Lend-X Technology.

     Lending exchange: primarily focused on enabling consumers to receive multiple loan offers in response to a single, credit request and then compare, review and accept the offer that best suits their needs. The exchange is also focused on providing Lenders the ability to generate new business that meets their specific underwriting criteria. Consumers can reach the exchange through our website, www.lendingtree.com, by calling 1-800-555-TREE or through a variety of private-label or co-branded websites enabled by Lend-X. Once the consumer contacts us, they can request a variety of loan products.

     Real Estate Services: through our real estate services we provide access to a network of real estate professionals that can assist a consumer in buying or selling a home. In most states, real estate brokers participating in our network pay us a fee when consumers’ requests that we transmit to them result in a purchase or sale of a home.

     Lend-X Technology: our technology platform, Lend-XSM, is the technology that powers our internet-based exchange. In the past, we had focused on licensing the use of our Lend-X technology to other businesses, enabling them to create either private-labeled or co-branded exchanges on their websites. However, in 2002, we have shifted the primary strategy for Lend-X to support the growth of our Exchange by using our technology in arrangements with other online businesses that transmit consumers to our Exchange.

     Management regularly reviews the revenue, cost of revenue and gross margins for these segments. No other operating expenses, measure of profitability or assets or liabilities are consistently segregated or allocated into these segments for regular review by management or in determining allocations of resources. There are no inter-segment revenues.

     The following tables present the revenue and gross profits for each of our three segments for 2002, 2001 and 2000 as well as a reconciliation to consolidated net income (loss) for each period.

	For the Year Ended December 31, 2002

	Exchanges

	Lending	Realty	Total	Lend-X
	Exchange	Services	Exchanges	Technology	Consolidated

Revenue	$97,392	$9,351	$106,743	$4,663	$111,406
Cost of revenue	10,610	5,267	15,877	1,164	17,041

Gross margin	$86,782	$4,084	$90,866	$3,499	$94,365

Reconciling items:
Operating expenses					$85,764

Income from operations					8,601

Non-operating income					709
Non-operating expense					(409)

Consolidated net income					$8,901

	For the Year Ended December 31, 2001

	Exchanges

	Lending	Realty	Total	Lend-X
	Exchange	Services	Exchanges	Technology	Consolidated

Revenue	$52,925	$4,553	$57,478	$6,541	$64,019
Cost of Revenue	9,180	3,247	12,427	1,262	13,689

Gross margin	$43,745	$1,306	$45,051	$5,279	$50,330

Reconciling items:
Operating expenses					78,120

Loss from operations					$(27,790)

Loss on impaired investment					(600)
Non-operating income					594
Non-operating expense					(1,119)

Consolidated net loss					$(28,915)

	For the Year Ended December 31, 2000

	Exchanges

	Lending	Realty	Total	Lend-X
	Exchange	Services	Exchanges	Technology	Consolidated

Revenue	$26,773	$692	$27,465	$3,348	$30,813
Cost of Revenue	6,750	748	7,498	1,874	9,372

Gross margin	$20,023	$(56)	$19,967	$1,474	$21,441

Reconciling items:
Operating expenses					87,544

Loss from operations					$(66,103)

Loss on impaired investment					(1,900)
Non-operating income					2,212
Non-operating expense					(212)

Consolidated net loss					$(66,003)

Cash Flow Information

     For the years ended December 31, 2002, 2001 and 2000, we paid interest of approximately $0.3 million, approximately $0.2 million and less than $0.1 million, respectively. We paid no income taxes during such periods.

     A supplemental schedule of non-cash investing and financing activities follows:

	Year Ended
	December 31,

	2002	2001	2000

Conversion of preferred stock and accumulated dividends into common stock	$3,381	$—	$63,233
Notes receivable issued to officers to acquire stock in the company		829	1,603
Acquisition of assets through capital leases	695	211	1,867
Accretion of mandatorily redeemable preferred stock	676	527	—
Dividends on convertible preferred stock	516	2,385	2,461
Issuance of warrants and other costs in conjunction with revolving credit facilities	—	481	—
Issuance of warrants in conjunction with preferred stock financing and convertible promissory notes	—	431	—
Issuance of common stock in connection with acquisition of key assets for another business	—	—	4,739
Accrued liabilities established in connection with a business acquisition	—	—	1,496
Cashless exercise of warrants	3	—	—

Reclassifications

     Certain reclassifications were made to the prior year consolidated financial statements to conform them to the current presentation.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Accordingly, we will adopt SFAS No. 143 on January 1, 2003. Because we do not presently have any asset retirement obligations, we do not expect the impact of adopting this statement on our results of operations, financial condition, or cash flows to be significant.

     In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. These provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. LendingTree has not and does not anticipate implementing the voluntary change to the fair value based method of accounting for stock-based compensation. LendingTree has implemented the disclosure provisions of SFAS No. 148 beginning with the December 31, 2002 consolidated financial statements.

     In November 2002, the FASB approved FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure provisions of this interpretation as of December 31, 2002. The Company does not expect the initial recognition and measurement provisions for guarantees issued or modified after December 31, 2002 to have a material impact on the consolidated financial statements.

4. Accounts Receivable

     Trade accounts receivable consists of the following at December 31:

	December 31,	December 31,
	2002	2001

Accounts receivable	17,261	11,750
Less: allowance for doubtful accounts	(369)	(312)

	16,892	11,438

     The provision for doubtful accounts, in dollars and as a percentage of sales, was $0.4 million (0.3%); $0.3 million (0.5%) and $0.6 million (9.3%) for the years ended December 31, 2002, 2001 and 2000, respectively. Write-offs of accounts receivable, in dollars and as a percentage of sales, were $0.3 million (0.5%), $0.3 million (0.5%) and $0.4 million (1.3%) for the years ended December 31, 2002, 2001 and 2000, respectively.

5. Non-current Assets

     Our non-current assets consist principally of the following:

		December 31,
	Expected Life
	(Years)	2002	2001

Equipment, furniture and leasehold improvements
Computer hardware	2 to 3	$2,662	$2,020
Office furniture and equipment	3 to 5	2,070	1,888
Leasehold improvements	Life of lease	78	78

		4,810	3,986
Accumulated depreciation		(3,093)	(1,970)

Net		$1,717	$2,016

Software
Computer systems software	1 to 3	$9,624	$8,374
Accumulated amortization		(8,659)	(5,802)

Net		$965	$2,572

Projects In Process		$1,468	$282

Intangible Assets
Realtor network	3	$6,473	$6,472
Affinity program partner contracts	2 to 3.75	544	544

		7,017	7,016
Accumulated amortization		(5,687)	(3,349)

Net		$1,330	$3,667

     Depreciation expense for equipment, furniture and leasehold improvements for the years ended December 31, 2002, 2001 and 2000 was approximately $1.1 million, $1.2 million and $0.7 million, respectively.

     Amortization expense for software for the years ended December 31, 2002, 2001 and 2000 was $2.9 million, $4.3 million and $1.5 million, respectively.

     Amortization expense for intangible assets for the years ended December 31, 2002, 2001 and 2000 was $2.3 million, $2.4 million and $1.0 million, respectively. These intangible assets will be substantially fully amortized in 2003 and approximately $1.3 million of intangible related amortization will be charged to expense in the period ending December 31, 2003.

     We lease certain equipment and furniture under capital lease arrangements. The cost of the equipment and furniture under capital leases at December 31, 2002 and 2001 was $ 2.8 million and $2.1 million, respectively. The accumulated amortization for equipment and furniture under capital lease arrangements was $1.5 million and $1.0 million, respectively.

6. Accrued Other Expenses

     Accrued other expenses are comprised of the following:

	December 31,

	2002	2001

Advertising	791	1,080
Miscellaneous accruals	631	694

Total Accrued Expenses	$1,422	$1,774

7. Financing Sources

     Revolving Lines of Credit

     On July 13, 2001, LendingTree and GE Capital Commercial Services, Inc. (“GE”) entered into a loan and security agreement and revolving credit note. Under these arrangements, GE agreed to provide a two-year senior revolving credit facility providing for borrowings of up to $15 million. The facility has a two-year term under which we have pledged our accounts receivable and is subject to certain covenants and restrictions. Borrowings are limited to 85% of the eligible accounts receivable and bear interest at the prime rate. As of December 31, 2002 we had eligible receivables of $6.6 million. Eligible accounts receivable are subject to significant fluctuation period to period. We pay GE a fee equal to 0.115% of the eligible accounts receivable arising during the term of the facility.

     As of December 31, 2002, we had no borrowings outstanding under the GE credit facility and we were in compliance with the covenants of the facility. Also as of December 31, 2002 we had a approximately $0.9 million receivable due from GE representing funds collected on our accounts receivable through a lockbox service managed by GE and not yet available for our use.

     In March 2001, we had entered into a two-year, $5 million revolving line of credit agreement with the Union Labor Life Insurance Company, on behalf of its separate account P (“ULLICO”), and issued ULLICO a commitment fee warrant to purchase 40,000 shares of common stock at an exercise price of $.01 per share. Concurrent with the closing of the credit facility with GE, LendingTree terminated the ULLICO agreement and we issued ULLICO a termination warrant to purchase 40,000 shares of common stock at an exercise price of $.01 per share. Both warrants expire in March 2006. In connection with the termination of the ULLICO credit facility, we recorded an expense of approximately $0.4 million for the estimated fair value of these warrants and remaining deferred offering costs related to this transaction.

     Revolving Loan

     In March 2001, LendingTree and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (a customer) entered into a two-year revolving loan agreement whereby Freddie Mac agreed to provide us a two-year credit facility under which we were able borrow up to $2.5 million on a revolving basis through February 2003, subject to certain covenants and restrictions. As a commitment fee, Freddie Mac received warrants to purchase 12,500 shares of our common stock with an exercise price of $.01 per share. The $35,000 estimated fair value of these warrants, calculated using a valuation model, was recorded as a long-term asset and was being amortized to interest expense over the life of the revolving loan.

     On August 30, 2002, we terminated this loan agreement with Freddie Mac. We had never borrowed money under this revolving loan and based on our favorable operating results and improved outlook, we determined that it was highly unlikely we would ever use this line.

     Equity Line

     In March 2001, we entered into a common stock purchase agreement with Paul Revere Capital Partners, Ltd. (“Paul Revere”) for the potential future issuance and sale of up to $24 million of our common stock. Under this arrangement, we, at our sole discretion and during the term ending March 2003, could exercise up to twenty-four monthly draw downs under which Paul Revere would be obligated to purchase a certain number of shares of our common stock. As of December 31, 2002 there have been no draw downs under this equity line and we do not intend to make any drawdown requests before the equity line terminates March 6, 2003.

8. Convertible Preferred Stock and Shareholders’ Equity

Mandatorily Redeemable Series A 8% Convertible Preferred Stock

     In March 2001, we issued 3,700,001 shares of mandatorily redeemable Series A 8% Convertible Preferred Stock (“Series A Preferred Stock”) to a group of investors (including Capital Z, our largest shareholder, and certain officers and directors) for $12.95 million or $3.50 per share. We issued an additional 129,000 shares of Series A Preferred Stock to our Chief Financial Officer and a director on April 30, 2001 at $3.50 per share plus accumulated dividends. After deducting fees related to both transactions, this resulted in net proceeds to us totaling approximately $12.2 million. In addition, we issued and sold 200,000 shares of Series A Preferred Stock to our Chief Executive Officer, funded by a promissory note to us, for $0.7 million.

     Also, as further discussed below (see Equity Rights Certificate), in conjunction with the March 2001 closing of the Series A Preferred Stock financing transaction, an Equity Rights Certificate held by Capital Z was converted into approximately 2,857,143 shares of Series A Preferred Stock at an effective rate of $3.50 per share.

     Each share of Series A Preferred Stock is convertible at the option of the holder at any time into the number of shares of common stock as is determined by dividing the current value per share by the conversion price. The current value per share is defined as the stated value per share, plus cumulative adjustments for dividends. The conversion price is $3.50 per share, subject to adjustment for the stock splits and similar events. In 2002 several holders of our Series A Preferred Stock converted 889,039 preferred shares and accrued dividends into 965,750 shares of our common stock.

     As of December 31, 2002, there were a total of 5,996,676 shares of Series A Preferred Stock outstanding convertible into 6,506,548 shares of common stock.

     The holders of our Series A Preferred Stock are entitled to receive quarterly dividends on the Series A Preferred Stock equal to eight percent (8%) per annum of the stated value per share payable at our option (i) in cash or (ii) by increasing the stated value per share on the dividend payment date.

     The stated value per share is the sum of the initial purchase price of $3.50 per share as cumulatively adjusted from time to time by accumulated non-cash dividends.

     Through March 31, 2002 we elected to pay the quarterly dividends by increasing the stated value per share of the Series A Preferred Stock. As a result of these dividends, for the quarter ending March 31, 2002 and for the year ending December 31, 2001, we increased the carrying value of the Series A Preferred Stock on our balance sheet and recorded a charge on our consolidated statement of operations of approximately $0.6 million and $1.5 million, respectively. For the quarter ending March 31, 2002 and for the year ending December 31, 2001, we recognized an additional $1.4 million and $0.9 million, respectively, of dividend charges resulting from the excess of the fair value of the common stock that the 8% dividends on the Series A Preferred Stock will convert into over the $3.50 conversion price that will be paid upon such conversion (or fair value dividend charges). For the remaining three quarters of 2002, we elected to pay the quarterly dividends in cash. This resulted in dividend charges of $1.4 million while incurring no additional fair value dividend charges for those periods.

     In the aggregate, for the years ended December 31, 2002 and 2001, we recorded a total of approximately $3.4 million and $2.4 million, respectively, of cash and fair value dividend charges.

     Beginning March 20, 2004, at our option, the shares of Series A Preferred Stock will be redeemable for cash at a price per share equal to the applicable percentage multiplied by the then current value per share. The applicable percentage is initially 120% and declines to 105% on a quarterly basis over the two-year period ending

March 21, 2006. If we continue to pay quarterly cash dividends, on March 20, 2004, the shares of Series A Preferred Stock will be redeemable for cash at a price per share of $4.56 with such redemption price declining to $3.99 at March 21, 2006. Currently, and until redeemed, each share of Series A Preferred Stock is convertible at the option of the holder at any time into the number of shares of common stock as is determined by dividing the current value per share by the conversion price of $3.50. The current value per share is defined as the stated value per share (see above), plus cumulative adjustments for dividends.

     We are required to redeem all Series A Preferred Stock shares remaining outstanding on the fifth anniversary of the issue date of such shares at a price of 105% of the then current value per share. Accordingly, we are accreting the value of the Series A Preferred Stock up to the redemption value of the shares using the effective interest method. This is increasing the value of the Series A Preferred Stock and the charge is included in the computation of net income (loss) attributable to common shareholders. For the year ending December 31, 2002 and 2001, we recorded approximately $0.7 million and $0.5 million, respectively, of accretion charges.

     In certain circumstances, the economic value of the investment in our Series A Preferred Stock is protected against future sales of stock by us at prices below $3.50 per share. If we sell additional common or preferred stock at a price below $3.50 per share, the price at which the Series A Preferred Stock converts into common stock may be adjusted downward, which would automatically entitle these holders to receive additional shares of common stock upon conversion

     In connection with the Series A Preferred Stock financing transaction, we agreed to grant warrants to acquire a total of 112,500 shares of common stock at a price of $.01 per share to our financial advisor in this transaction. The warrants were granted in four equal installments on April 30, 2001, June 20, 2001, September 20, 2001 and December 20, 2001 and immediately exercised, using the cashless exercise method, resulting in the issuance of a total of 112,290 shares of common stock.

     Under Delaware law, every corporation may create and issue rights entitling the holders of such rights to purchase from the corporation shares of its capital stock of any class or classes, subject to any provisions in its certificate of incorporation. The price and terms of such shares must be stated in the certificate of incorporation or in a resolution adopted by the board of directors for the creation or issuance of such rights.

     We have entered into a stockholder rights agreement. As with most stockholder rights agreement, the terms of our rights agreement are complex and not easily summarized, particularly as they relate to the acquisition of our common stock and to exercisability. This summary may not contain all of the information that is important to you. Accordingly, you should carefully read our rights agreement, which has been incorporated by reference as an exhibit to this Form 10-K.

     Our rights agreement provides that each share of our common stock outstanding has one right to purchase one-hundredth of a preferred share attached to it. The purchase price per one one-hundredth of a preferred share under the stockholder rights agreement is four times the average closing price of our common stock for the first five days of trading after the consummation of this offering.

     Initially, the rights under our rights agreement are attached to outstanding certificates representing our common stock and no separate certificates representing the rights will be distributed. The rights will separate from our common stock and be represented by separate certificates approximately 10 days after someone acquires or commences a tender offer for 15% of our outstanding common stock.

     After the rights separate from our common stock, certificates representing the rights will be mailed to record holders of our common stock. Once distributed, the rights certificates alone will represent the rights.

     All shares of our common stock issued prior to the date the rights separate from the common stock will be issued with the rights attached. The rights are not exercisable until the date the rights separate from the common stock. The rights will expire on February 22, 2010 unless earlier redeemed or exchanged by us.

     If an acquiror obtains or has the rights to obtain 15% or more of our common stock, then each right will entitle the holder to purchase a number of shares of our common stock equal to two times the purchase price of each right.

     Each right will entitle the holder to purchase a number of shares of common stock of the acquiror having a then current market value of twice the purchase price if an acquiror obtains 15% or more of our common stock and any of the following occurs:

–	we merge into another entity;

–	an acquiring entity merges into us; or

–	we sell more than 50% of our assets or earning power.

     Under our rights agreement, any rights that are or were owned by an acquiror of more than 15% of our outstanding common stock will be null and void. Our rights agreement contains exchange provisions which provide that after an acquiror obtains 15% or more, but less than 50% of our outstanding common stock, our board of directors may, at its option, exchange all or part of the then outstanding and exercisable rights for shares of our common stock. In such an event, the exchange ratio is one common share per right, adjusted to reflect any stock split, stock dividend or similar transaction.

     Our board of directors may redeem all of the outstanding rights under our rights agreement prior to the earlier of (1) the time that an acquiror obtains 15% or more of our outstanding common stock or (2) the final expiration date of the rights agreement. The redemption price under our rights agreement is $0.01 per right, subject to adjustment. The right to exercise the rights will terminate upon the action of our board ordering the redemption of the rights and the only right of the holders of the rights will be to receive the redemption price.

     Holders of rights will have no rights as our stockholders, including the right to vote or receive dividends, simply by virtue of holding the rights.

     Our rights agreement provides that the provisions of the rights agreement may be amended by the board of directors prior to 10 days after someone acquires or commences a tender offer for 15% of our outstanding common stock without the approval of the holders of the rights. However, after that date, the rights agreement may not be amended in any manner which would adversely effect the interests of the holders of the rights, excluding the interests of any acquiror. In addition, our rights agreement provides that no amendment may be made to adjust the time period governing redemption at a time when the rights are not redeemable.

     Our rights agreement contains rights that have anti-takeover effects. The rights may cause substantial dilution to a person or group that attempts to acquire us without conditioning the offer on a substantial number of rights being acquired. Accordingly, the existence of the rights may deter acquirors from making takeover proposals or tender offers. However, the rights are not intended to prevent a takeover, but rather are designed to enhance the ability of our board to negotiate with an acquiror on behalf of all the stockholders. In addition, the rights should not interfere with a proxy contest.

Equity Rights Certificate

     On September 29, 2000, Capital Z Partners (“Capital Z”), our largest shareholder, purchased an Equity Rights Certificate from us for $10 million. The Equity Rights Certificate was initially exercisable for 1,253,918 shares of our common stock and warrants to purchase 225,000 shares of our common stock with an exercise price of $7.975. The Equity Rights Certificate contained anti-dilution provisions that allowed Capital Z to receive additional shares of our common stock if a financing transaction occurred prior to the expiration of the Equity Rights Certificate. As a part of the transaction, Capital Z also received a commitment fee warrant to purchase 135,000 shares of our common stock.

     In conjunction with the March 2001 Series A Preferred Stock financing transaction, the Equity Rights Certificate was converted into 2,857,143 shares of Series A Preferred Stock at an effective rate of $3.50 per share. We recorded the conversion of the Equity Rights Certificate through a credit to mandatorily redeemable preferred stock of approximately $9.4 million (net of offering and related costs) with a corresponding charge to additional paid in capital. This amount was determined as the gross proceeds received net of offering costs (of approximately $0.2 million) and the estimated fair value of the warrants (approximately $0.5 million determined using a valuation model). Additionally, concurrent with the sale of the Series A Preferred Stock, the exercise price of the commitment fee warrant to purchase 135,000 shares of common stock was calculated and set at $3.762 per share. The warrant is exercisable at any time until September 29, 2005.

Common Stock

     On February 15, 2000, we completed the sale of 4,197,500 shares of our common stock at an initial public offering (“IPO”) price of $12.00 per share, raising approximately $44.8 million, net of offering expenses, underwriting discounts and commissions. Simultaneous with the closing of the initial public offering, all previously outstanding shares of Series D convertible preferred stock including accumulated, unpaid in-kind dividends through that date were automatically converted into an aggregate of 10,493,530 shares of common stock.

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

1999 Convertible Preferred Stock Sale

     On September 20, 1999, we entered into a Series D Convertible Preferred Stock Purchase Agreement (the “Series D Agreement”) under which we sold 6,024,096 shares of Series D Convertible Preferred stock at $8.30 per share for total gross proceeds of approximately $50 million. We also incurred approximately $2.5 million in offering costs, which have been netted against the proceeds. Preferred shareholders were entitled to cumulative dividends that accrued on a daily basis at a rate of 8% per annum.

     During May 1999, we sold 333,000 shares of Series A Convertible Preferred stock at $6.00 per share for gross proceeds of $2.0 million. We also granted a warrant to the investors in this round to purchase 33,020 shares of common stock at approximately $7.87 per share. The fair value of these warrants was approximately $12,000 and was calculated using an option valuation model.

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

     In February 2000, we issued two warrants to a Lend-X client in connection with an agreement to co-brand a website. Each warrant is for the purchase of 95,250 shares of our common stock at $7.87 per share. The first warrant, issued February 2, 2000, with an underlying fair value of $11.00, was immediately vested and exercisable at the date of grant. The second warrant was granted February 15, 2000 with an underlying fair value of $12.00 and was also immediately vested and exercisable. An expense of approximately $1.3 million, calculated using an option valuation model, was recognized ratably for services provided over the initial one-year period of the agreement. For the years ended December 31, 2002 and 2000, we recognized charges for these warrants of approximately $0.1 million and $1.2 million, respectively. Both warrants expired unexercised in February 2002.

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

     The following tables summarize the annual activity for common stock warrants and common stock warrants outstanding at December 31, 2002:

		Weighted
		Average
	Number of	Exercise
Common Stock Warrants	Warrants	Price

Outstanding as of December 31, 1999	667	$6.52
Granted	342	6.25
Cancelled/Forfeited	(17)	7.87

Outstanding as of December 31, 2000	992	6.40
Granted	205	0.01
Exercised	(112)	0.01
Cancelled/Forfeited	—	—

Outstanding as of December 31, 2001	1,085	$5.86
Granted	—	—
Exercised	(706)	5.20
Cancelled/Forfeited	(190)	7.87

Outstanding as of December 31, 2002	189	$6.28
Exercisable as of December 31, 2002	189	$6.28

     The following table represents the common stock warrants outstanding at December 31, 2002:

	Common Stock Warrants
	Outstanding at December 31, 2002

Exercise	Number	Expiration
Price	Outstanding	Date

$0.01	13	March 2006
3.76	80	September 2005
7.87	27	May 2004
7.87	23	June 2004
7.87	15	July 2004
12.00	31	September 2004

	189

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

     As of December 31, 2002 there are 237,673 shares of common stock issued and classified as treasury stock. From December 31, 2000 we have sold and reissued 714,498 shares of treasury stock to participants in our Employee Stock Purchase Plan (see below). Additionally, 3,200 treasury stock shares were acquired in March 2002 in a transaction with an employee for a stock option exercise.

Employee Stock Options and Other Benefit Plans

Number of
	Number of		Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity Compensation Plans Approved By Shareholders:
• Stock Option Plans	6,159,057	$6.19	529,787
• Employee Stock Purchase Plan	None — See below, securities have been issued	Not Applicable	336,968

Equity Compensation Plan Not Approved By Shareholders:
None

Stock Option Plans

     We have established and our shareholders have approved the 1997, 1998, 1999 and 2001 Stock Option Plans (the “Plans”). The Plans, as amended, provide for the granting of both incentive stock options and non-qualified stock options to our employees, officers, directors and consultants.

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

     Our current stock option plans generally provide for a four-year vesting requirement with one-quarter of such shares vesting at the end of one full year and on an annual basis thereafter. Upon a change of control, as defined, 50% of all unvested stock options shall vest. If a change of control occurs, the compensation committee to our Board of Directors has authority to vest the remaining 50% of unvested options that are otherwise not automatically vested.

     A summary of stock options awarded to employees during the years ended December 31, 2002, 2001 and 2000 follows (in thousands, except exercise prices expressed in actual dollars):

		Weighted
		Average	Exercise
	Number of	Exercise	Price
	Options	Price	Range

Outstanding as of December 31, 1999	2,971	$4.93	$1.43 - $6.53
Granted at fair value	2,218	5.32	2.38 - 16.31
Granted below fair value	768	9.30	9.25 - 10.43
Exercised	(253)	4.22	3.54 - 5.51
Cancelled/Forfeited	(508)	6.71	3.54 - 16.31

Outstanding as of December 31, 2000	5,196	5.65	1.43 - 16.13
Granted at fair value	764	3.91	3.06 - 6.76
Granted below fair value	25	0.01	0.01 - 0.01
Exercised	(105)	4.00	3.54 - 4.72
Cancelled/Forfeited	(424)	5.53	2.80 - 14.00

Outstanding as of December 31, 2001	5,456	5.49	1.43 - 16.13
Granted at fair value	1,846	9.40	5.81 - 15.75
Granted below fair value	108	4.36	0.00 - 9.25
Exercised	(1,033)	4.45	0.00 - 12.63
Cancelled/Forfeited	(218)	6.82	2.80 - 11.00

Outstanding as of December 31, 2002	6,159	6.19	$0.00-$16.13

Exercisable as of December 31, 2002	2,697	$4.94	$0.0-$16.13

     The following table summarizes information about our stock options outstanding at December 31, 2002 (in thousands, except exercise prices are actual dollars):

Options Outstanding at December 31, 2002

Exercise	Number	Remaining	Options
Price	Outstanding	Contractual Life	Exercisable

$0 -$1.63	611	4.8 years	610
1.63-3.26	898	7.9 years	385
3.26-4.89	996	7.6 years	434
4.89-6.53	853	6.9 years	614
6.53-8.16	1,569	8.9 years	146
8.16-9.79	572	7.0 years	421
9.79-11.42	66	7.1 years	32
11.42-13.05	62	7.8 years	30
13.05-14.68	495	9.9 years	9
14.68-16.31	37	8.7 years	16

	6,159	7.7 years	2,697

     At December 31, 2002 we have approximately $0.2 million of deferred compensation remaining on our consolidated balance sheet related to 1999 and January 2000 stock options granted below fair market value. For the years ended December 31, 2002, 2000 and 1999 the amortization of these deferred compensation charges resulted in $1.5 million, $0.8 million and $1.0 million of non-cash compensation expense, respectively.

     In January 2000, we granted stock options to purchase approximately 770,000 shares of common stock to employees at an exercise price of $9.25 per share. Based on the difference between the exercise price of these options and the fair market value at the date of grant ($11.00), we recorded a deferred compensation charge of approximately $1.3 million and we are amortizing it to expense over the options’ four-year vesting period. During the third and fourth quarter of 1999, we granted stock options to purchase approximately 740,000 shares of our common stock to employees at exercise prices ranging from $5.51 to $6.54 per share. Based on the difference between the strike price of these options and the fair market value at the date of grant (ranging from $6.54 to $9.70 per share), we recorded a deferred compensation charge of approximately $2.6 million and we are amortizing it to expense over the options’ four year vesting period. In December 2002, the Board of Directors authorized an acceleration of vesting for certain of these stock options, resulting in a $0.5 million acceleration of deferred compensation and a $0.1 million current compensation charge.

     In September 1999, we entered into a consulting agreement with a former member of the Board of Directors and a severance agreement with a former executive. Both individuals had their existing incentive stock options cancelled, and new non-qualified stock options were issued at the then current fair value. These individuals received 76,200 and 114,300 options, respectively, to purchase common stock at $5.20 and $4.72 per share, respectively. The fair value of these options, as determined using an option valuation model range from $2.39 to $4.40 per share. Compensation expense related to the consulting agreement was being recognized over the three-year term ending October 12, 2002. For the years ended December 31, 2002, 2000 and 1999, we recorded expense of approximately $0.1 million, $0.1 million and less than $0.1 million, respectively. Compensation expense of $0.3 million related to the severance agreement was recognized immediately in September 1999.

     Employee Stock Purchase Plan

     In January 2000, we adopted the LendingTree, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to comply with the requirements of Section 423 of the Internal Revenue Code and to assure the participants of the tax advantages thereby. The ESPP is administered by a committee established by the board of directors. The committee has authorized for issuance under the plan a total of 1,044,500 shares of common stock. On January 1 of each year, the ESPP automatically adds an additional 400,000 shares to the total authorized for issuance, unless the Board of Directors designates a lesser amount to be added. All full-time employees who have worked full-time for us for at least six months are eligible to participate in the ESPP, except employees who own five percent or more of our common stock. Participants in the ESPP may not purchase more than 25,000 shares or $25,000 worth of shares in one calendar year under this plan.

     For 2001 and 2000, the ESPP provides for a series of consecutive, overlapping offering periods that were 24 months long. Beginning on January 1, 2002, the overlapping offering periods are 18 months long. Successive six-month purchase periods will run during each offering period. During each offering period, participating employees will be able to purchase shares, subject to limitations, of common stock at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each purchase period within the offering period, whichever price is lower.

     Since the beginning of the ESPP, there have been three purchase dates under which we sold and participants in the ESPP acquired shares of our common stock from treasury stock at the following prices:

			Average
			Purchase
Activity	Transaction Date	Shares	Price

Initial ESPP shares authorized	January 1, 2000	444,500
Participant share purchases	December 29, 2000	(32,456)	$1.75
Shares added to ESPP	January 1, 2001	400,000
Participant share purchases	June 30, 2001	(104,833)	$1.70
Participant share purchases	December 31, 2001	(150,561)	$2.41
Shares added to ESPP	January 1, 2002	200,000
Participant share purchases	June 28, 2002	(271,731)	$2.33
Participant share purchases	December 31, 2002	(154,917)	$3.07

Ending shares available	December 31, 2002	330,002

     401(k) Retirement Plan

     Beginning in 2000, we provided a 401(k) Retirement Savings Plan (the “Plan”) to our employees. We may make a matching contribution equal to a uniform percentage of participants’ salary deferrals. These contributions vest ratably over a two-year period. Our matching contributions for the years ending December 31, 2002, 2001 and 2000 were approximately $0.1 million in each year. Effective January 1, 2002, the Company amended the Plan to add an employer stock fund, thereby allowing participants in the Plan an option of directing a portion of their investment to a fund holding shares of our common stock. A total of 500,000 shares of our common stock were reserved for issuance under the Plan. As of December 31, 2002, participants in the Plan had acquired 645 shares of our common stock.

9. Income Taxes

     There is no current income tax provision for the year ended December 31, 2002 as we have utilized a portion of our net operating loss carryforwards to offset the current year taxable income.

     There is no current income tax provision for the years ended December 31, 2001 or 2000 as we have generated net operating losses for income tax purposes since inception through December 31, 2001.

     There is no deferred provision or benefit for income taxes recorded. We are in a net deferred tax asset position, however due to the significance of our historical net operating losses it is managements judgment that the realization of the benefits from our deferred tax assets is not reasonably assured. Accordingly, we have provided a full valuation allowance against the net deferred tax assets.

     Significant components of our deferred tax assets and liabilities at December 31, 2002 and 2001 consist of the following:

	December 31,

	2002	2001

Deferred tax assets:
Current
Accounts receivable	$144	$121
Compensation accruals	133	946
Noncurrent
Net operating loss carryforwards	43,815	46,240
Capital loss carryforward	974	—
Stock compensation	—	453
Intangible amortization	2,164	1,651
Depreciation	563	279
Other	240	181

Gross deferred tax assets	48,033	49,871
Less: Valuation allowance	(46,002)	(49,871)

Net deferred tax assets	$2,031	$—

Deferred tax liabilities:
Stock based compensation	2,031	—

Gross deferred tax liabilities	2,031	—

Net deferred tax asset (liability)	$—	$—

     The decrease in the valuation allowance resulted primarily from the utilization of net operating loss carryforwards.

     We have net operating loss carryforwards for income tax purposes of approximately $112 million available at December 31, 2002 to offset future federal and state taxable income. These net operating loss carryforwards expire between 2012 and 2021. Should we undergo an ownership change as defined in Section 382 of the Internal Revenue Code, our tax net operating loss carryforwards generated prior to the ownership change may be subject to annual limitation that could reduce or defer the utilization of these losses. As of December 31, 2002, we have research and development credit carryforwards of less than $0.1 million. The credits begin to expire in 2019.

     Taxes computed at the statutory Federal income tax rate of 34% are reconciled to the provision for income taxes as follows:

	For the years ended December, 31

		% of Pretax			% of Pretax			% of Pretax
	2002	Income		2001	Loss		2000	Loss

U.S. Federal tax benefit at statutory rate	$3,026		34.0%	$(9,831)	-	34.0%	$(22,441)	-	34.0%
State taxes (net of federal benefit)	492		5.5%	(1,431)		-5.0%	(3,260)		-4.9%
Change in valuation allowance	(3,869)	-	43.5%	11,234	-	38.9%	25,653		38.9%
Other nondeductible expenses	351		4.0%	28		-0.1%	48		—%

Provision for income taxes	$—		—%	$—		—%	$—		—%

10. Commitments and Contingencies

     We lease our office facilities and certain equipment under operating leases. These leases are generally renewable. We also lease certain furniture and computer equipment under capital leases with terms of approximately 2 to 3 years.

     The following is a schedule of future minimum rental payments required under the leases as of December 31, 2002:

	Capital	Operating
	Leases	Leases

2003	$666	$1,444
2004	323	1,351
2005	—	1,065
2006	—	1,094
2007	—	1,131
Thereafter	—	3,189

Total minimum lease payments	989	$9,274

Less: amount representing interest	(59)

Present value of net minimum lease payments	930
Less: current portion	(619)

Long-term portion capital leases	$311

     Rent expense totaled $1 million, $1.3 million and $1.4 million for the years ended December 31, 2002, 2001 and 2000.

     A covenant in one of our capital lease agreements requires that we maintain a cash balance of not less than $3.0 million throughout the term of the lease. If our cash balance falls below $3.0 million at the end of a period, we will be required to collateralize the balance of the lease with cash. As of December 31, 2002, the balance of this lease was approximately $0.2 million.

     On September 10, 2001, Block Financial Corporation, or Block, filed a complaint in the United States District Court for the Western District of Missouri [Block Financial Corporation v. LendingTree, Inc., Case Number 01-1007-CV-W-3], against us, alleging that our financial card (credit card) qualification form processing system infringes its U.S. Patent No. 6,014,645 entitled, “Real-Time Financial Card Application System.” The complaint seeks both monetary damages in the form of a reasonable royalty and injunctive relief. On November 19, 2001, we filed an answer to the complaint denying infringement of the Block patent. We also filed a counterclaim against Block seeking a declaratory judgment of non-infringement and invalidity of the Block patent. In addition, we have filed a request with the United States Patent Office (“USPTO”) seeking a re-examination of Block’s patent. Contemporaneous with that filing, we filed a motion for a stay of all proceedings in the United States District Court for the Western District of Missouri pending the reexamination of the Block patent by the USPTO. On August 23, 2002, the USPTO issued an Order granting our request for reexamination of the Block patent, finding that “a substantial new question of patentability” affecting the claims of the Block patent has been raised by the request. Additionally, pursuant to an order from the District Court, the action against us is stayed until the reexamination proceeding is complete. While the lawsuit is in an early stage, we believe that we have meritorious defenses to Block’s claim and we do not believe that this action will have a material impact on our financial condition, cash flows or results of operations.

     We are involved in other litigation from time to time that is routine in nature and incidental to the conduct of its business. We believe that the outcome of any such litigation would not have a material adverse effect on its financial condition, cash flows or results of operations.

11. Officer Loans

     In March 2001, in connection with the sale of the Series A Preferred Stock, we entered into a promissory note and pledge agreement with our Chief Executive Officer to provide him with a $0.7 million loan to acquire 200,000 shares of the Series A Preferred Stock. This note and pledge agreement also amended and restated existing notes and pledge agreements with respect to $1.7 million in loans for option exercises from February 2000. In August 2001, we entered into an amended and restated note and pledge agreement (Pledge Agreement) with our Chief Executive Officer relating to all the outstanding loans and interest accrued thereon totaling approximately $2.5 million. This amended and restated note had an interest rate of 8% per annum on the unpaid balance of the loan.

     In February 2000, we entered into full recourse promissory note and pledge agreements with our Chief Financial Officer in the aggregate amount of $0.1 million for the purpose of exercising non-qualified stock options and for paying the related withholding taxes on such exercises.

     On December 31, 2002, the Board of Directors determined that it was in the best interest of the Company and its shareholders that the loans be repaid. Accordingly, the Board waived the no prepayment clause in Mr. Lebda’s note and requested the outstanding loans be repaid.

     On December 31, 2002, the Chief Executive Officer repaid principal and accrued interest on the loan, totaling $2.6 million.

     In February 2003, the Chief Financial Officer repaid outstanding principal and accrued interest totaling $0.07 million.

     As of February 28, 2003 all executive loans have been repaid.

12. Investment

     In February 2000, we made a $2.5 million equity investment in a company providing wholesale mortgage marketplace services for brokers and lenders over the internet. Capital Z, our largest shareholder and represented on our Board of Directors by two members, also invested in this company. In December 2000, we determined that the carrying value of this investment was impaired and we wrote the investment down to its estimated fair value of $0.6 million, recording $1.9 million as a non-operating loss on impaired investment. In 2001, we wrote off the remaining $0.6 million investment following the company’s deteriorating financial condition, and ultimate sale of the company’s assets to a third party in a transaction in which we received no proceeds.