Form 10-Q
period 2003-03-31
LENDINGTREE INC
filed 2003-05-14
CIK 1096479

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________.

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☒  No ☐.

     As of April 30, 2003 there were 22,910,267 shares of Common Stock, $0.01 par value, outstanding. Additionally, there are 230,866 shares of treasury stock issued but not outstanding.

LendingTree, Inc.
Table of Contents

PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF LENDINGTREE, INC. OR THIRD PARTIES.

PART I — Financial Information

Item 1. Consolidated Financial Statements.

LendingTree, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2003	2002

	(unaudited)
	($ in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$20,645	$22,708
Restricted cash	6,232	4,479

Total cash and cash equivalents and restricted cash	26,877	27,187
Accounts receivable, net of allowance for doubtful accounts	21,998	16,892
Prepaid expenses and other current assets	1,581	1,010

Total current assets	50,456	45,089
Equipment, furniture and leasehold improvements, net	3,240	1,717
Projects in process	774	1,468
Software, net	871	965
Intangible assets, net	743	1,330
Other assets	174	118
Total assets	$56,258	$50,687

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,133	$6,952
Deferred revenue	365	417
Accrued incentive and other compensation	2,465	5,095
Accrued professional services and other fees	2,395	284
Accrued consumer promotional costs	987	1,324
Accrued other expenses	1,123	1,422
Current portion capital lease obligations	754	619

Total current liabilities	15,222	16,113
Long-term deferred revenue and other non-current liabilities	1,078	927
Capital lease obligations	427	311
Commitments and contingencies Mandatorily redeemable securities Series A convertible preferred stock, $.01 par value, 8% cumulative, 6,885,715 shares authorized, 5,996,676 shares issued and outstanding at March 31, 2003 and December 31, 2002	21,861	21,691
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 23,018,037 and 22,823,920 shares issued at March 31, 2003 and December 31, 2002, respectively	230	228
Treasury stock (230,449 shares at March 31, 2003 and 237,673 shares at December 31, 2002, at cost)	(1,472)	(1,518)
Additional paid-in-capital	131,475	131,357
Accumulated deficit	(112,406)	(118,163)
Deferred compensation	(157)	(214)
Notes receivable from officers	—	(45)

Total shareholders’ equity	17,670	11,645

Total liabilities and shareholders’ equity	$56,258	$50,687

The accompanying notes are an integral part of these consolidated financial statements

LendingTree, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,

	2003	2002

	(in thousands, except per share data)
Revenue:
Exchange	$38,412	$19,628
Other	745	1,640

Total revenue	39,157	21,268

Cost of revenue:
Exchange	6,181	3,249
Other	385	320

Total cost of revenue	6,566	3,569
Gross profit:
Exchange	32,231	16,379
Other	360	1,320

Total gross profit	32,591	17,699
Operating expenses:
Product development	1,018	878
Marketing and advertising	18,071	10,681
Sales, general and administrative	7,802	6,859

Total operating expenses	26,891	18,418

Income (loss) from operations	5,700	(719)
Interest income	123	122
Interest expense, financing and other charges	(66)	(115)

Income (loss) from operations before income taxes	5,757	(712)

Provision (benefit) for income taxes	—	—
Net income (loss) from operations	5,757	(712)

Accretion of mandatorily redeemable preferred stock	(170)	(169)
Dividends on preferred stock	(455)	(1,960)

Net income (loss) available to common shareholders	$5,132	$(2,841)

Net income (loss) per common share — basic	$0.23	$(0.15)

Net income (loss) per common share — diluted	$0.18	$(0.15)

Weighted average shares used in basic net income (loss) per common share calculation	22,662	19,372

Weighted average shares used in diluted net income (loss) per common share calculation	32,292	19,372

The accompanying notes are an integral part of these consolidated financial statements

LendingTree, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,

	2003	2002

	($ in thousands)
Cash flows used in operating activities:
Net income (loss)	$5,757	$(712)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,187	1,915
Provision for doubtful accounts	80	30
Non-cash equity based compensation charges	66	237
Changes in assets and liabilities:
Advertising escrow	(1,832)	(3,671)
Accounts receivable	(5,186)	(649)
Prepaid expenses and other assets	(634)	(246)
Accounts payable	181	(526)
Deferred revenue	130	(716)
Accrued expenses and other liabilities	(1,187)	419

Net cash used in operating activities	(1,438)	(3,919)

Cash flows used in investing activities:
Deposits to restricted cash	(6)	(100)
Release of restricted cash	85	298
Investments in software	(301)	(427)
Purchases of equipment, furniture, leasehold improvements	(556)	(204)

Net cash used in investing activities	(778)	(433)

Cash flows provided by financing activities:
Proceeds from sales of common stock and exercise of warrants and stock options	726	742
Sale of treasury stock for employee stock purchase plan	65	—
Payment of capital lease obligations	(228)	(230)
Payment of dividends — Series A convertible preferred stock	(455)	—
Net short-term borrowings	—	4,742
Proceeds from repayment of officer note	45	23

Net cash provided by financing activities	153	5,277

Net increase (decrease) in cash and cash equivalents	(2,063)	925
Cash and cash equivalents, beginning of period	22,708	3,400

Cash and cash equivalents, end of period	$20,645	$4,325

The accompanying notes are an integral part of these consolidated financial statements

LendingTree, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock						Notes
				Additional	Accum-	Deferred	Receivable	Total Share-
	Number of		Treasury	Paid-In	ulated	Comp-	to Acquire	holders'
	Shares	Amount	Stock	Capital	Deficit	ensation	Stock	Equity

Balance at December 31, 2002	22,823,920	$228	$(1,518)	$131,357	$(118,163)	$(214)	$(45)	$11,645
Amortization of deferred compensation						57		57
Payment of dividends on Series A convertible preferred stock				(455)				(455)
Accretion of Series A convertible preferred stock				(170)				(170)
Repayment of an officer note							45	45
Exercise of common stock warrants	2,666
Reissuance of treasury shares for employee stock purchase plan participants			46	19				65
Exercise of common stock options	191,451	2		724				726
Other comprehensive income:
Net Income					5,757
Total comprehensive income								5,757

Balance at March 31, 2003	23,018,037	$230	$(1,472)	$131,475	$(112,406)	$(157)	$—	$17,670

The accompanying notes are an integral part of these consolidated financial statements

LendingTree, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — The Company

     LendingTree, Inc. was incorporated in the state of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998.

     We are an online exchange empowering consumers, Lenders, REALTORS® and related service providers with convenience, choice and value. Through our exchange, which can be accessed online at www.lendingtree.com or by calling us directly at 1-800-555-TREE, consumers can access a nationwide network of over 200 banks, lenders and loan brokers (collectively, “Lenders”) and approximately 650 real estate brokerages representing more than 9,000 agents to obtain loan offers or the services of a real estate agent. We attract consumers to our exchange through various forms of advertising and through arrangements with both online and offline partners.

     Consumers seeking loan products begin the LendingTree process by completing a simple online credit request (which we refer to as a “qualification form”). Consumers can also call us directly at 1-800-555-TREE and we will complete the qualification form based on their instructions and answers to questions. After the qualification form is complete, our Lend-X technology automatically retrieves the credit score for the particular consumer. The consumers’ data and credit scores are then automatically compared to the underwriting criteria of the Lenders participating on our exchange. Qualified consumers can receive multiple loan offers in response to a single credit request and then compare, review, and accept the offer that best suits their needs.

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

     Consumers interested in working with a real estate agent to buy or sell a home can access an online form through our exchange at www.lendingtree.com or through one of the websites of participating membership programs, such as Costco, Delta Skymiles, Continental, United Airlines, USAirways, Northwest Airlines and American Express and Priority Club. Based on the information entered by the consumer, our system automatically provides the consumer with a choice of references to REALTORS® from our nationwide network and also forwards the consumer’s information to the chosen real estate agent’s desktop via our proprietary web-based technology. If the two parties agree to work together, the transaction is completed locally. Consumers closing a transaction with a REALTOR® on our exchange are eligible for rebates and promotional incentives. REALTORS® are able to efficiently access new, highly qualified potential customers.

     We earn fees from real estate brokers that pay us when consumers’ requests that we transmit to them result in a purchase or sale of a home (“realty services fees”).

     Our technology platform, Lend-XSM, is the technology that powers our internet-based exchange. In the past, we have also licensed the use of our Lend-X technology to other businesses and have enabled them to create either private-labeled or co-branded exchanges on their websites. However, in 2002, we shifted the primary strategy for Lend-X to support the growth of our exchange by using our technology in arrangements with our Lenders and other online businesses that transmit consumers to our exchange and Lenders who respond to loan requests from our exchange.

NOTE 2 — Basis of Presentation:

     Consolidation

     The consolidated financial statements include the accounts of LendingTree, Inc. and our wholly owned subsidiary (Homespace Acquisition Company). All intercompany balances and transactions have been eliminated in consolidation.

     Interim Financial Information

     Our consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of our financial position as of March 31, 2003 and results of operations and cash flows for the interim periods presented. The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes that are required by generally accepted accounting principles are not included herein. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 as reported by us in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 12, 2003.

     Use of Estimates and Judgments

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis we evaluate our estimates and refine our judgments as actual results and experiences develop. Significant estimates and judgments are involved in the process of determining our incentive compensation accruals, the value and lives of acquired intangible assets, the term of arrangements for recognition of Lender set-up fees and costs and the valuation allowance on our deferred tax asset. Significant estimates affecting our disclosures include the valuation of our common stock options and warrants used in computing proforma stock compensation charges. Actual results could differ from those estimates. The significant accounting policies discussed below as well as in our Consolidated Financial Statements in our Annual Report on Form 10-K affect our estimates and judgments in preparing the consolidated financial statements.

     Reclassifications

     In the three months ended March 31, 2002, approximately $0.3 million of operating expenses have been reclassified to cost of revenue to conform to our current period presentation which reflects the hosting of our website internally. In addition, in the three months ended March 31, 2002 approximately $0.1 million of sales, general and administrative expenses have been reclassified to product development expense to conform to our current period presentation which reflects our current business structure.

NOTE 3 — Summary of Significant Accounting Policies

     Restricted Cash

     As of March 31, 2003 and December 31, 2002, we had $6.2 million and $4.5 million, respectively, of cash classified as restricted. Of these balances at March 31, 2003 and December 31, 2002, $4.2 million and $2.4 million, respectively, relate to funds deposited into an escrow account that was established by us and our advertising agency to maintain funds set aside by us for approved future expenditures and services of the advertising agency. Disbursements from the escrow account can only be made with signatures from both parties. The fund is used only for advertising costs we have approved in advance. Disbursements from the escrow account are made no sooner than one month following the invoice date for the expenditures. We receive all income earned on funds held in this escrow account.

     In addition, at March 31, 2003 and December 31, 2002, $1.6 million of the restricted cash balance represents funds set aside as collateral for a letter of credit issued by our bank to a bonding company that provides surety bonds in the various states where we are licensed to do business. The various states require surety bonds in amounts ranging from $5,000 to $150,000 as a part of their mortgage broker or loan originator regulations.

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

     Trade accounts receivable consists of the following:

	March 31,	December 31,
	2003	2002

Accounts receivable	$22,445	$17,261
Less: allowance for doubtful accounts	(447)	(369)

	$21,998	$16,892

     In both the three months ended March 31, 2003 and March 31, 2002, we recorded bad debt expense of $0.1 million and wrote-off less than $0.1 million of receivables against the allowance for doubtful accounts.

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

     During the three months ended March 31, 2003 and 2002, we capitalized internal use software development costs (including compensation costs) of approximately $0.2 million and $0.3 million, respectively.

     Capitalized internal use software development costs are amortized over the estimated life of the related application, which range from 1 to 3 years.

     Intangible Assets

     Our intangible assets consisted of the following as of March 31, 2003 and December 31, 2002:

     Amortization expense of our intangible assets was $0.6 million for both the quarters ended March 31, 2003 and March 31, 2002. Estimated amortization expense for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is $1.3 million, less than $0.1 million, $0 and $0 and $0, respectively.

		As of March 31, 2003		As of December 31, 2002

		(in 000’s)		(in 000’s)

		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Amount	Amortization

Amortized Intangible Assets
Realtor Network	3 years	$6,472	$5,755	$6,472	$5,220
Affinity program partner contracts	2 - 3.75 years	544	518	544	466

Total		$7,016	$6,273	$7,016	$5,686

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

     Other:

     Our Other revenue consists primarily of revenue generated from our Lend-X technology. This revenue is related primarily to hosting, licensing access to and modifying our proprietary software for use by Lenders and other third parties.

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

     Advertising Expenses

     Advertising expenses consist of certain direct expenses, including television, radio and affiliate and partner marketing fees, as well as certain indirect expenses, such as agency fees and production costs. We expense advertising costs as incurred. For the quarters ended March 31, 2003 and 2002, advertising expenses were $16.4 million and $9.5 million, respectively.

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

     Stock-Based Compensation

     We account for the effect of our stock-based compensation plans for employees under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) using the optional intrinsic value method. The intrinsic value method results in compensation cost equal to the excess of the fair value of the stock over the exercise or purchase price at the date of award. Such compensation costs (if any) are recorded over the vesting period of the respective option and presented in the consolidated statement of operations as a cost of revenue or operating expense, consistent with where the optionees’ compensation is recorded. In contrast, the fair value approach results in compensation cost using an option-pricing model that takes into account the fair value at the grant date, the volatility of our stock price, the exercise price, the expected life of the award, the expected dividends, and the risk-free interest rate expected over the life of the award. We account for the effect of stock-based compensation for non-employees under SFAS No. 123, using the fair value approach. The pro forma income statement effect of our stock-based compensation plans as if we had adopted the fair value approach is as follows:

	For the Quarter Ended
	March 31,
	2003	2002

Net income (loss)	$5,757	$(712)
Dividends and accretion on preferred stock	(625)	(2,129)

Net income (loss) attributable to common shareholders	5,132	(2,841)

Pro forma adjustment for stock compensation expense	(2,404)	(1,606)

Pro forma net income (loss) attributable to common shareholders	$2,728	$(4,447)

Net income (loss) per common share — basic	$0.23	$(0.15)
Pro forma adjustment for stock compensation expense	(0.11)	(0.08)

Pro forma net income (loss) per common share — basic	$0.12	$(0.23)

Net income (loss) per common share — diluted	$0.18	$(0.15)
Pro forma adjustment for stock compensation expense	$(0.07)	(0.08)

Pro forma net income (loss) per common share — diluted	$0.10	$(0.23)

     Supplemental Cash Flow Information

     In both the quarters ended March 31, 2003 and 2002, we paid interest of less than $0.1 million and paid no income taxes during those periods due to carryforward tax losses applicable for those periods.

     A supplemental schedule of non-cash financing and investing activities follows (in thousands):

	For the Quarter Ended
	March 31,
	2003	2002

Conversion of preferred stock and accumulated dividends into common stock	$—	$163
Accretion of mandatorily redeemable preferred stock	170	169
Dividends on convertible preferred stock	—	1,960
Receivable from stock option exercises	—	410
Acquisition of assets through capital leases	478	—

     Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. The new guidance amends FAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to FAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in FAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We do not expect the impact of adopting this statement will have a material impact on our results of operations, financial condition or cash flows.

NOTE 4 — Segment Data

     Based on the nature of our products and services, the types of customers and the regulatory environment, management has organized our business into three operating segments: our lending exchange, real estate services and Lend-X Technology.

     Lending Exchange: primarily focused on enabling consumers to receive multiple loan offers in response to a single, credit request and then compare, review and accept the offer that best suits their needs. The exchange is also focused on providing Lenders the ability to generate new business that meets their specific underwriting criteria. Consumers can reach the exchange through our website, www.lendingtree.com, by calling 1-800-555-TREE or through a variety of private-label or co-branded websites enabled by Lend-X. Once the consumer contacts us, he or she can request a variety of loan products.

     Realty Services: through our real estate services exchange we provide access to a network of real estate professionals that can assist a consumer in buying or selling a home. In most states, real estate brokers participating in our network pay us a fee when consumers’ requests that we transmit to them result in a purchase or sale of a home.

     Lend-X Technology: our technology platform, Lend-XSM, is the technology that powers our internet-based exchange. In the past, we had focused on licensing the use of our Lend-X technology to other businesses, enabling them to create either private-labeled or co-branded exchanges on their websites. However, in 2002, we shifted the primary strategy for Lend-X to support the growth of our Exchange by using our technology in arrangements with other online businesses that transmit consumers to our exchange and Lenders who respond to loan requests from our exchange.

     Management regularly reviews the revenue, cost of revenue and gross margins for these segments. No other operating expenses, measure of profitability or assets or liabilities are consistently segregated or allocated into these segments for regular review by management or in determining allocations of resources. There are no inter-segment revenues.

     The following tables present the revenue and gross margin for each of our three segments for the quarters ended March 31, 2003 and 2002, as well as a reconciliation to consolidated net income (loss).

	For the Quarter Ended March 31, 2003

	Exchanges

	Lending	Realty	Total	Lend-X	Consolidated
	Exchange	Services	Exchanges	Technology

Revenue	$36,011	$2,401	$38,412	$745	$39,157
Cost of revenue	4,767	1,414	6,181	385	6,566

Gross margin	$31,244	$987	$32,231	$360	$32,591

Reconciling items:
Operating expenses					$26,891

Income from operations					5,700

Non-operating income					123
Non-operating expense					(66)

Consolidated net income					$5,757

	For the Quarter Ended March 31, 2002

	Exchanges

	Lending	Realty	Total	Lend-X	Consolidated
	Exchange	Services	Exchanges	Technology

Revenue	$18,319	$1,309	$19,628	$1,640	$21,268
Cost of Revenue	2,380	869	3,249	320	3,569

Gross margin	$15,939	$440	$16,379	$1,320	$17,699

Reconciling items:
Operating expenses					18,418

Loss from operations					$(719)

Non-operating income					122
Non-operating expense					(115)

Consolidated net loss					$(712)

NOTE 5 - Financing Sources

     Revolving Line of Credit

     On July 13, 2001, we entered into a loan and security agreement and revolving credit note with GE Capital Commercial Services, Inc. (“GE”). Under these arrangements, GE has provided a two-year senior revolving credit facility with a maximum availability of up to $15.0 million. Under this facility we have pledged our trade accounts receivable and borrowings are limited to 90% of our eligible accounts receivable and bear interest at the prime rate. We also pay GE a fee equal to 0.115% of the eligible accounts receivable arising during the term of the facility. As of March 31, 2003, we had eligible receivables of approximately $7.4 million. Our eligible receivables at March 31, 2003 excluded approximately $12.8 million of invoices related to March receivables that in the normal course of business were not transmitted to and approved by GE until April 2003.

     As of March 31, 2003, we had no borrowings outstanding under the GE credit facility and we were in compliance with all covenants of the facility. Also as of March 31, 2003, we had approximately $2.0 million of a receivable due from GE representing funds collected on our accounts receivable through a lockbox service managed by GE and not yet available for our use.

     On April 30, 2003, we provided notice to GE of our election not to extend the current term of this agreement beyond its stated expiration date of July 14, 2003.

     Equity Line

     In March 2001, we entered into a common stock purchase agreement with Paul Revere Capital Partners, Ltd. for the potential future issuance and sale of our common stock. This equity line agreement terminated in March 2003 and we never made any drawdown requests under this arrangement.

NOTE 6 -Equity-Based Compensation

     As of March 31, 2003, we have approximately $0.2 million of deferred equity-based compensation remaining on our consolidated balance sheet primarily related to common stock options granted in late 1999 and early 2000 before our initial public offering with exercise prices below fair market value. In both the quarters ended March 31, 2003 and March 31, 2002, as a result of employees leaving the company, we adjusted the balance of deferred compensation by less than $0.1 million to reflect forfeited and expired options. We are amortizing the deferred compensation to expense over the options’ four-year vesting periods. For the quarter ended March 31, 2002, this amortization resulted in compensation expense of approximately $0.2 million. In December 2002 we accelerated the vesting period of some of these stock options that were granted below fair market value. As a result, for the quarter ended March 31, 2003, this amortization resulted in compensation expense of less than $0.1 million.

NOTE 7 - Commitments and Contingencies

     A covenant in one of our capital lease agreements requires that we maintain a total cash balance of not less than $3.0 million throughout the term of the lease. If our total cash balance falls below $3.0 million at the end of a period, we will be required to collateralize the balance of the lease with cash. As of March 31, 2003, we were in compliance with this covenant and the balance of this lease was approximately $0.1 million.

     On September 10, 2001, Block Financial Corporation, or Block, filed a complaint in the United States District Court for the Western District of Missouri [Block Financial Corporation v. LendingTree, Inc., Case Number 01-1007-CV-W-3], against us, alleging that our financial card (credit card) qualification form processing system infringes its U.S. Patent No. 6,014,645 entitled, “Real-Time Financial Card Application System.” The complaint seeks both monetary damages in the form of a reasonable royalty and injunctive relief. On November 19, 2001, we filed an answer to the complaint denying infringement of the Block patent. We also filed a counterclaim against Block seeking a declaratory judgment of non-infringement and invalidity of the Block patent. In addition, we have filed a request with the United States Patent Office (“USPTO”) seeking a reexamination of Block’s patent. Contemporaneous with that filing, we filed a motion for a stay of all proceedings in the United States District Court for the Western District of Missouri pending the reexamination of the Block patent by the USPTO. On August 23, 2002, the USPTO issued an Order granting our request for reexamination of the Block patent, finding that “a substantial new question of patentability” affecting the claims of the Block patent has been raised by the request. On or about April 30, 2003, the USPTO issued an initial Office Action in which all claims of the Block patent were rejected as being unpatentable view of the prior art cited in the reexamination request. Additionally, pursuant to an order from the District Court, the action against us is stayed until the reexamination proceeding is complete. We believe that we have meritorious defenses to Block’s claim and we do not believe that this action will have a material impact on our financial condition, cash flows or results of operations.

     We are involved in other litigation from time to time that is routine in nature and incidental to the conduct of our business. We believe that the outcome of any such litigation would not have a material adverse effect on our financial condition, cash flows or results of operations.

NOTE 8 - Net Income (Loss) per Common Share

     We compute net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS No. 128”).

     As of March 31, 2003 we had outstanding stock options to acquire 6,322,725 shares of common stock and warrants to acquire 184,397 shares of common stock. Additionally there were 5,996,676 shares of Series A Preferred Stock that were convertible into 6,506,549 shares of common stock. At March 31, 2003, participants in our Employee Stock Purchase Plan had contributed amounts that entitled them to purchase approximately 25,000 shares of common stock.

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

	Quarter Ended March 31,

	2003	2002

	(in thousands)
Numerator — Earnings Per Share — Basic:
Net income (loss) available to common shareholders	$5,132	$(2,841)
Denominator — Earnings Per Share — Basic:
Weighted average common shares outstanding	22,662	19,372

Earnings (loss) per share — Basic	$0.23	$(0.15)

Numerator — Earnings Per Share — Diluted

Net income	$5,757

Net loss available to common shareholders		$(2,841)

Denominator — Earnings Per Share — Diluted
Weighted average common shares outstanding	22,662	19,372
Effect of dilutive securities:
Options	3,011	—
Warrants	88	—
Employee stock purchase plan	25	—
Mandatorily redeemable convertible preferred stock	6,507	—

Adjusted weighted average shares	32,293	19,372

Earnings (loss) per share — Diluted	$0.18	$(0.15)

     For the periods presented in the following table, the options and warrants listed are excluded from the calculations of diluted earnings per share because the exercise price of such options and warrants exceeded the average market price of our common stock for the related period.

	Quarter Ended March 31,
Out-of-the-money potential common shares	2003	2002

	(in thousands)
Out-of-the-money stock options	872	724
Out-of-the-money warrants	—	127

     For the periods presented in the following table, the antidilutive potential common shares listed are excluded from the calculations of diluted earnings per share because their inclusion would be antidilutive.

	Quarter Ended
	March 31,
	2003	2002

	(in thousands)
Antidilutive potential common shares
Options, treasury stock method	—	2,380
Warrants, treasury stock method	—	356
Employee stock purchase plan, treasury stock method	—	42
Mandatorily redeemable convertible preferred stock, if converted	—	7,271

NOTE 9 — Subsequent Event

     On May 5, 2003 we announced that we had entered into an Agreement and Plan of Merger (“the Merger Agreement”) with USA Interactive, a Delaware corporation (“USA”), and Forest Merger Corporation, a Delaware corporation and wholly-owned subsidiary of USA (“Merger Sub”). Pursuant to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into LendingTree, with LendingTree being the surviving corporation and becoming a wholly-owned subsidiary of USA (the “Merger”).

     Upon consummation of the Merger, our outstanding securities will be converted into USA securities as follows:

•	Each outstanding share of our common stock will be converted into 0.6199 of a share of USA common stock.

•	Each outstanding share of our Series A Preferred Stock will be converted into the number of shares of USA common stock into which such share of Series A Preferred Stock would have been converted into share of LendingTree common stock immediately before the effective time of the Merger.

•	Outstanding options and warrants to purchase our common stock will be converted into options and warrants to purchase USA common stock.

     Based on the closing price of USA’s common stock on May 5, 2003, the Merger consideration per share of our common stock is valued at approximately $21.14.

     In connection with the execution of the Merger Agreement, certain stockholders holding shares of our stock representing 31.5% of the votes entitled to be cast on approval of the Merger have agreed to vote all shares of common stock and Series A Preferred Stock they own in favor of the Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     LendingTree, Inc. was incorporated in the state of Delaware on June 7, 1996 and commenced nationwide operations on July 1, 1998.

     We are an online exchange empowering consumers, Lenders, REALTORS® and related service providers with convenience, choice and value. Through our exchange, which can be accessed online at www.lendingtree.com or by calling us directly at 1-800-555-TREE, consumers can access a nationwide network of over 200 banks, lenders and loan brokers (collectively, “Lenders”) and approximately 650 real estate brokerages representing more than 9,000 agents to obtain loan offers or the services of a real estate agent. We attract consumers to our exchange through various forms of advertising and through arrangements with both online and offline partners.

     Consumers seeking loan products begin the LendingTree process by completing a simple online credit request (which we refer to as a “qualification form”). Consumers can also call us directly at 1-800-555-TREE and we will complete the qualification form based on their instructions and answers to questions. After the qualification form is complete, our Lend-X technology automatically retrieves the credit score for the particular consumer. The consumers’ data and credit scores are then automatically compared to the underwriting criteria of the Lenders participating on our exchange. Qualified consumers can receive multiple loan offers in response to a single credit request and then compare, review, and accept the offer that best suits their needs.

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

     Consumers interested in working with a real estate agent to buy or sell a home can access an online form through our exchange at www.lendingtree.com or through one of the websites of participating membership programs, such as Costco, Delta Skymiles, Continental, United Airlines, USAirways, Northwest Airlines and American Express and Priority Club. Based on the information entered by the consumer, our system automatically provides the consumer with a choice of references to REALTORS® from our nationwide network and also forwards the consumer’s information to the chosen real estate agent’s desktop via our proprietary web-based technology. If the two parties agree to work together, the transaction is completed locally. Consumers closing a transaction with a REALTOR® on our exchange are eligible for rebates and promotional incentives. REALTORS® are able to efficiently access new, highly qualified potential customers.

     We earn fees from real estate brokers that pay us when consumers’ requests that we transmit to them result in a purchase or sale of a home (“realty services fees”).

     Our technology platform, Lend-XSM, is the technology that powers our internet-based exchange. In the past, we have also licensed the use of our Lend-X technology to other businesses and have enabled them to create either private-labeled or co-branded exchanges on their websites. However, in 2002, we shifted the primary strategy for Lend-X to support the growth of our exchange by using our technology in arrangements with our Lenders and other online businesses that transmit consumers to our exchange and Lenders who respond to loan requests from our exchange.

Recent Events

     On May 5, 2003 we announced that we had entered into an Agreement and Plan of Merger (“the Merger Agreement”) with USA Interactive, a Delaware corporation (“USA”), and Forest Merger Corporation, a Delaware corporation and wholly-owned subsidiary of USA (“Merger Sub”). Pursuant to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into LendingTree, with LendingTree being the surviving corporation and becoming a wholly-owned subsidiary of USA (the “Merger”).

     Upon consummation of the Merger, our outstanding securities will be converted into USA securities as follows:

•	Each outstanding share of our common stock will be converted into 0.6199 of a share of USA common stock.

•	Each outstanding share of our Series A Preferred Stock will be converted into the number of shares of USA common stock into which such share of Series A Preferred Stock would have been converted into share of LendingTree common stock immediately before the effective time of the Merger.

•	Outstanding options and warrants to purchase our common stock will be converted into options and warrants to purchase USA common stock.

     Based on the closing price of USA’s common stock on May 5, 2003, the Merger consideration per share of our common stock is valued at approximately $21.14.

     In connection with the execution of the Merger Agreement, stockholders holding shares of our stock representing 31.5% of the votes entitled to be cast on approval of the Merger have agreed to vote all shares of common stock and Series A Preferred Stock they own in favor of the Merger.

Results of Operations

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

     Consolidated Results

     Revenue

     For the quarter ended March 31, 2003, consolidated revenue was approximately $39.2 million compared with approximately $21.3 million for the quarter ended March 31, 2002, an increase of 84%.

     Our Lending Exchange segment accounted for approximately 92% of our consolidated revenue in the quarter ended March 31, 2003 and $17.7 million of the overall $17.9 million increase in consolidated revenue over the quarter ended March 31, 2002. Our Realty Services segment accounted for 6% of our consolidated revenue in the quarter ended December 31, 2002 and $1.1 million of the increase in consolidated revenue over the quarter ended March 31, 2002. Our Lend-X technology segment revenue was 2% of our consolidated revenue in the quarter ended March 31, 2003 and was $0.9 million lower than in the quarter ended March 31, 2002. See details by segment below.

     Gross Margin

     For the quarter ended March 31, 2003, the consolidated gross margin was $32.6 million, or 83.2% of consolidated revenue, compared to $17.7 million, or 83.2% of revenue, for the quarter ended March 31, 2002. This was an increase of $14.9 million, or 84%.

     Our Lending Exchange segment contributed to $15.3 million of the overall increase in gross margin from the quarter ended March 31, 2002. We attribute this increase in gross margin primarily to the scalability of our Lending Exchange business model. Our Realty Services segment added approximately $0.5 million of the increase. Partially offsetting these increases in gross margin was our Lend-X technology segment, which had a decrease in gross margin of approximately $0.9 million due primarily to the decline in revenue noted above.

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

     For the quarter ended March 31, 2003, Lending Exchange revenue increased approximately $17.7 million, or almost 100%, to $36.0 million from $18.3 million in the quarter ended March 31, 2002. The table below illustrates several key components of our Lending Exchange revenue for both periods.

	Quarter Ended March 31, 2003				Quarter Ended March 31, 2002

	(in thousands)
		Discrete	Multiple	Number		Discrete	Multiple	Number
		Transmission	Transmission	of Closed		Transmission	Transmission	of Closed
Lending Exchange	Revenue	Volume	Volume	Transactions	Revenue	Volume	Volume	Transactions

Mortgage	$25,504	352	1,000	33	$9,689	143	395	13
Home Equity	7,470	100	315	16	6,485	75	216	16
Auto	1,390	121	282	12	924	76	180	8
Personal, Credit Card	813	88	231	13	667	88	178	20
All Other Exchange Fees	834				554

Total Lending Exchange	$36,011	661	1,828	74	$18,319	382	969	57

     The growth in mortgage revenue during the quarter ended March 31, 2003 was $15.8 million with purchase mortgage (initial mortgage on property) revenue increasing 36% and refinance mortgage revenue increasing over 200% over the same period in 2002.

     There are many factors that can influence consumer loan demand, such as increased brand awareness, advertising spending and, as discussed more fully below, initiatives we undertake to grow the business and increase market share. However, we believe the historical low levels of mortgage interest rates have also influenced consumers to apply for and close purchase mortgages or to refinance their existing mortgages, thereby benefiting our business. We anticipate that in periods of higher interest rates that refinance loan demand will decrease and Lenders on our exchange will have more time and capacity available to serve consumers and as a result we expect that we will experience increases in our purchase mortgage transmit rates and multiple transmits of qualification forms. In a rising interest rate environment, we also expect a shift to more home equity loan demand from consumers and potentially continued improvements in our closing rates.

     We also believe that initiatives we undertake contribute to improve our results. Some of our initiatives are ongoing and are aimed at improving the number of multiple transmissions of a qualification form and at increasing the rate at which a qualification form results in a closed loan. Other initiatives are implemented from time to time, such as in periods of rising interest rates or when mortgage refinance volume is expected to decline, and are aimed at increasing consumer visits to our exchange. Some of our initiatives are described below:

•	We increase capacity. We add to the number and variety of Lenders on our exchange, thus increasing capacity and our ability to handle different types of loan requests. At March 31, 2003 we had 206 participating Lenders on our exchange, compared to 163 participating Lenders at March 31, 2002.

•	We improve Lender efficiency. We offer advisory services and several tools to enable our Lenders to process qualification forms and close loans more efficiently. These tools include benchmark and best practices studies and automation tools, including our ADE feature in our Lend-X technology offering. This ADE feature allows Lenders to provide automated responses to pre-qualification requests. As of March 31, 2003, we had 53 Lenders utilizing our ADE compared to 21 Lenders as of March 31, 2002. In addition to the increased utilization of our ADE feature, we also have seen an increase in the number of Lenders utilizing their own version of automated decisioning. We have also held several best-practices seminars and benchmark studies for our Lenders, both of which have the objective of coaching Lenders on the best ways to increase their capacity and close more loans through our channel.

•	We enhance the opportunities for consumers and Lenders to close transactions. We have made arrangements with several of our Lenders to participate in our “Choice Model” program. Under the Choice Model, when a consumer receives fewer than four offers, we run the consumer’s request through a set of broader filters that the participating Lenders have agreed upon and attempt to obtain the consumer up to four offers. The Choice Model gives the Lenders the opportunity to participate in under-served markets at a reduced transmit fee and gives the consumer a better experience and an improved chance at closing a loan.

•	We also undertake initiatives directed to the consumer such as the following:

1.	We improve the opportunity of our consumer to receive multiple loan offers. In 2002 we began offering a more dynamic filtering process. This process provides the consumer an opportunity to change their down payment or loan value on their mortgage or home equity qualification form in an effort to successfully pass the filters of more Lenders in an attempt to receive up to four loan offers.

2.	We incent the consumer to close a transaction. From time to time we provide consumers with incentives or rewards, such as cash, gift certificates and airline miles, for using our services.

3.	We expand or alter our marketing efforts. From time to time we increase or decrease our marketing spending relative to promoting specific loan products and our realty services products or promoting our telephone channel. We also utilize direct mail marketing and other programs aimed at increasing consumer volume from a variety of supply sources.

     Mortgage Revenue

     As a result of both our initiatives and the continued low interest rate environment, mortgage revenue increased 163% to $25.5 million in the quarter ended March 31, 2003 from $9.7 million in the quarter ended March 31, 2002, an increase of $15.8 million. More specifically, the increase in mortgage revenue can be explained as follows:

•	The number of closed mortgage transactions increased 154% to approximately 33,000 closed transactions in the quarter ended March 31, 2003 from approximately 13,000 in 2002. This increase of 20,000 additional closed-loan transactions in the first quarter of 2003 was principally from closed refinance mortgage transactions in the period and contributed approximately $8.5 million to the overall increase in mortgage revenue. We have also experienced increases in our average closing rate for mortgages. For the quarter ended March 31, 2003 the average close rate was 10.3% and for the quarter ended March 31, 2002 the average close rate was 7.2%.

•	Multiple transmissions of mortgage qualification forms increased by approximately 600,000, principally all from refinance qualification forms, in the quarter ended March 31, 2003 from the quarter ended March 31,

2002 and resulted in an increase in revenue of $5.3 million. We experienced an over 100% increase in completed qualification forms by consumers and we were able to convert more of that volume into revenue due to the increase in Lenders and the resulting increase in capacity for our exchange in 2003. The percentage of our completed qualification forms transmitted to our Lenders, increased from 71% in the quarter ended March 31, 2002 to 79% in the quarter ended March 31, 2003. Additionally, on average, we were able to transmit each discrete mortgage qualification form 2.84 times in the quarter ended March 31, 2003 compared to 2.76 times in the quarter ended March 31, 2002. Assuming our close rates remain at or near current levels, we anticipate that the increases in multiple transmissions in the first quarter of 2003 will also benefit our closed loan revenue for mortgages in the second quarter of 2003.

•	We experienced a 5% increase in our average closed-loan fee in the quarter ended March 31, 2003. Our average closed loan fee increased from $471 in the quarter ended March 31, 2002 to $493 in the same period of 2003. This resulted in an increase in revenue of approximately $0.7 million. In January 2003 we also increased our standard transmit fee from $9.00 per transmit to $10.00 per transmit. This increased our average revenue per transmission and contributed approximately $0.6 million to the increase in mortgage revenue for the quarter ended March 31, 2003.

•	Approximately $0.7 million of the increase is related to fees that we earn from lending transactions involving arrangements with third-party membership programs, such as Delta Skymiles, USAirways Dividend Miles, Continental Airline One Pass Miles, United Airlines Mileage Plus, Priority Club Rewards, American Express Membership Awards, Northwest Airlines World Perks and Costco Wholesale, which allow us to provide lending services to their members. We transmit the qualification form completed by the third-party member to Lenders and earn closed loan fees for our services from the Lender for each loan that closes.

     Home Equity Revenue

     Home equity revenue increased approximately $1.0 million, or 15%, to $7.5 million in the quarter ended March 31, 2003 from $6.5 million in the same period of 2002. We believe this increase is attributable, in part, to higher consumer demand for home equity loans reflecting the success of our home equity focused marketing campaigns and the underlying low interest rates for these types of loans. In the quarter ending March 31, 2003, we experienced a 17% increase in the number of completed home equity qualification forms over the same period in 2002.

     Not only did we have an increase in completed qualification forms, but because of increased Lender capacity and other initiatives, we were also able to increase the percentage of completed home equity qualification forms that we transmit to Lenders from about 74% to 84% and have been able to increase the average number of Lenders to whom we transmit each discrete home equity qualification form from approximately 2.88 in the quarter ending March 31, 2002 to 3.15 in the same period of 2003.

     As a result of the higher level of completed qualification forms, the improved transmit rate and the higher average number of transmits per qualification form, our multiple transmissions of home equity qualification forms increased by approximately 46%, or by approximately 99,000 transmissions, in the quarter ended March 31, 2003 compared to the same period of 2002, and resulted in an increase of home equity revenue of $0.9 million

     The remaining $0.1 million increase in home equity revenue is due to the January 2003 increase in our standard transmit fee from $9.00 per transmit to $10.00 per transmit.

     Auto Revenue

     Fees from auto loan transactions accounted for approximately $1.4 million, or 4% of our Lending Exchange revenue, in the quarter ended March 31, 2003 and approximately $0.9 million, or 5%, in the quarter ended March 31, 2002. This was an increase of approximately $0.5 million from period to period. This increase is a result of 41% more closings in the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. This increase in closings is due to increased volume generated through new and expanded business relationships with online portals and better Lender coverage of the auto loan category resulting in a higher number of loan offers per consumer.

     Credit Card and Personal Revenue

     Credit card and personal revenue accounted for approximately $0.8 million, or 2% of our Lending Exchange revenue, in the quarter ended March 31, 2003 and approximately $0.7 million, or 4%, in the quarter ended March 31, 2002. This decrease was primarily due to lower revenue generated from our credit card product reflecting a higher reluctance by credit card providers to accept sub-prime qualification forms from higher risk customers. This has caused some of our credit card providers to either tighten their filters, reducing the volume of transmissions they receive from us, or leave our exchange altogether.

     All Other Lending Exchange Revenue

     All other Lending Exchange revenue, as shown in the table above, increased to $0.8 million in the quarter ended March 31, 2003 compared to $0.6 million in the quarter ended March 31, 2002. The increase can be attributed to new arrangements with other online businesses that offer various complementary products to our customers through their websites, including credit reports and related services, as well as home security services and insurance. Due to the overall increase in volume of consumers on our website, we have also seen more people using these services and therefore an increase in the fees we earn from the providers of such services.

     Cost of Revenue and Gross Margin

     For the quarter ended March 31, 2003 the gross margin for the Lending Exchange segment was $31.2 million, or 86.8% of Lending Exchange revenue. This is a $15.3 million improvement from the same period in 2002, in which we had a gross margin of $15.9 million, or 87.0% of Lending Exchange revenue.

     Lending Exchange costs of revenue increased by $2.4 million, or approximately 100%, to $4.8 million in the quarter ended March 31, 2003 from $2.4 million in the quarter ended March 31, 2002. These costs grew proportionately with our revenue growth during the same time period.

     Our costs of revenue primarily include salary and benefit costs of our customer care center, Lender implementation and technology support groups, credit scoring fees, consumer incentive costs and the website network hosting fees.

     The increase in cost of revenue includes a $1.1 million increase in our employment expenses (employees and contractors) primarily related to increases in our customer care department to help better manage and direct our consumer call and e-mail volume. Late in 2002, we also began promoting and expanding our telephone channel for consumers who may not want to use the internet to complete a loan request. This has resulted in an increase in our overall call volume as well.

     We also experienced an increase in our promotional payments and gift certificates to consumers who closed a loan through our Lending Exchange. This increase is primarily due to incentives provided through arrangements with certain third-party membership programs, such as Delta Skymiles, USAirways Dividend Miles, Continental Airline One Pass Miles, United Airlines Mileage Plus, Priority Club Rewards, Northwest Airlines World Perks and Costco Wholesale. We have generated more volume through these programs in the quarter ended March 31, 2003 and as such have had more related expense. From time to time we have adjusted these incentives offered to consumers based on evaluations of the responsiveness of consumers to them. Our spending on consumer incentives and promotions increased by approximately $0.6 million to $1.1 million in the quarter ended March 31, 2003 compared to $0.5 million in the quarter ended March 31, 2002.

     Additionally, during the first quarter of 2003, we changed the hosting of our website from a third party to hosting of our website internally. As a result of this change, we incurred approximately $0.4 million of non-recurring expenses in the quarter ended March 31, 2003. These expenses were related to terminating the agreement with our service provider, as well as expenses incurred for a period of dual hosting and testing that will not be ongoing.

     In addition, we experienced an increase in credit scoring fee expense, due to higher overall qualification form volume in the quarter ended March 31, 2003 as compared to the same period of 2002.

     Realty Services Segment Results

     Revenue

     We earn Realty Services revenue from real estate brokers participating in our network. Participating brokers pay us a fee when consumers referred by us purchase or sell a home with that broker.

     Realty Services revenue increased to $2.4 million in the quarter ended March 31, 2003 from $1.3 million in the quarter ended March 31, 2002. This $1.1 million increase is due to a higher number of closed transactions in the year. The number of closed transactions for this segment increased 83% to approximately 1,100 in the quarter ended March 31, 2003 from 600 in the quarter ended March 31, 2002. This was primarily a function of a 77% increase in Realty Services transmission volume and an improvement in the close rate, from 4.3% in the quarter ended March 31, 2002 to 7.3% in the quarter ended March 31, 2003. We have grown this business by expanding our training and best-practices programs and by increasing our marketing efforts, including introducing a new television advertisement for our realty services product. Further, we have entered into arrangements with several new affinity groups or membership programs to provide their members with benefits for using our services. We are able to market our services directly to the members in these groups and provide them with benefits that are affiliated with their membership such as airline miles, store gift certificates or other incentives.

     Cost of Revenue and Gross Margin

     Realty Services gross margin and gross margin percentage improved in the quarter ended March 31, 2003 from the same period of 2002. Gross margin was $1.0 million, or 41.1% of Realty Services revenue, and $0.4 million, or 33.6% of Realty Services revenue, in the quarters ended March 31, 2003 and 2002, respectively.

     Realty Services cost of revenue includes consumer incentive costs, salary and benefit costs of our real estate network support staff and server costs. Cost of revenue increased approximately $0.5 million, or approximately 63%, during the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. This increase is due to an increase in the number of closed Realty Services transactions that resulted in a higher number of incentives and promotional payments made directly to consumers for using our services. During this same period our Realty Services revenue increased by approximately 83%.

     We have been able to improve our margins by decreasing the incentive amounts offered to certain Realty Services consumers with many incentive offers set at a fixed dollar amount. Accordingly, we anticipate that consumer-incentive costs associated with our Realty Services segment will continue to decrease as a percentage of revenue in the future.

     Lend-X Technology Segment Results

     Revenue

     Lend-X technology revenue totaled $0.7 million, or 2% of our total revenue for the quarter ended March 31, 2003, compared to $1.6 million, or 8% of total revenue for the quarter ended March 31, 2002. In the second half of 2002, we shifted our focus for Lend-X to facilitate the delivery of consumer demand to our Lending and Realty Services Exchanges. We achieve this through using our technology in arrangements with other online businesses that transmit consumers to our exchanges.

     Cost of Revenue and Gross Margin

     For the quarter ended March 31, 2003, Lend-X technology gross margin was $0.4 million, or 48.3% of Lend-X technology revenue, compared to $1.3 million, or 80.5% of Lend-X technology revenue, for the quarter ended March 31, 2002.

     Costs of revenue associated with Lend-X technology are employment costs related to customizing and/or implementing Lend-X for third parties and ongoing server costs related to hosting Lend-X for these companies. While we incurred fewer employment costs related to customizing our software for our Lend-X customers during the quarter ended March 31, 2003, we did experience an increase in our server hosting expenses which led to a $0.1 million increase in cost of revenue. This increase is related to the change in our server hosting arrangement and the non-recurring server hosting expenses that were incurred this quarter as was discussed above in the Lending Exchange Segment Results discussion.

     Consolidated Operating Expenses

     Product Development

     Product development expense was approximately $1.0 million for the quarter ended March 31, 2003 compared to $0.9 million for the quarter ended March 31, 2002. Product development costs consist of expenses incurred related to the ongoing efforts to enhance and maintain the functionality of our exchange technology and include compensation costs, server and other hardware costs. The increase in expense is primarily due to our technology department incurring more time on system maintenance and enhancement during the quarter ended March 31, 2003 versus customizing our software for customers in the same period in 2002.

     Marketing and advertising

     Marketing and advertising expenses of $18.1 million were approximately 46% of our consolidated revenue in the quarter ended March 31, 2003 compared to $10.7 million, or 50% of our consolidated revenue, in the quarter ended March 31, 2002. Although we had an overall increase of $7.4 million, or 69%, in marketing and advertising expense in the quarter ending March 31, 2003 compared to the same period of 2002, we were able to increase revenue by $17.9 million, or 84%, during the same period.

     In addition to the increases in revenue resulting from the low interest rate environment, we attribute the decrease in marketing and advertising as a percentage of revenue to a number of factors:

•	Improved brand awareness. We have seen continued improvements in consumer awareness of LendingTree and we believe that this has increased the number of consumers using our services.

•	Improved operating metrics. The substantial increases in revenue are attributable to a number of factors, including improvements in our closing rates, transmit rates and the impact of our pricing changes and growth in average mortgage closed-loan fees as well as the overall low interest rate environment.

•	More product-focused advertising. We have adjusted our advertising mix to further promote the mortgage and home equity products as well as our realty services products. We continue to emphasize the home equity product because it contributes the highest revenue-per-consumer and therefore has the greatest impact on our marketing and advertising costs as a percentage of revenue. We also expect home equity transactions to grow at a faster rate than mortgage if interest rates rise.

•	New and expanded business relationships. We have also established new and expanded business relationships with a number of online businesses that focus on consumers that are more likely to have an interest in one or more of our lending or realty related services.

     The $7.4 million increase in marketing and advertising expenses in the quarter ended March 31, 2003 as compared to the same period in 2002 is the result of our continued investment in driving high value transactions to our exchange. We incurred $3.1 million more marketing and advertising expense with online strategic partners and for the costs of promoting our brand and services within various third-party membership programs. We also spent $2.6 million more for media costs such as cable television commercials, network radio and internet-based advertisements. In addition, we spent $1.2 million more in media production expenses. This was primarily related to the development of new realty services advertisements as well as new spots for mortgage and home equity and the promotion of our telephone channel. We also incurred $0.5 million more in direct-mail campaign spending.

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

     For the quarter ended March 31, 2003 these expenses were $7.8 million, or 20% of consolidated revenue, compared to $6.9 million, or 32% of consolidated revenue, in the quarter ended March 31, 2002. The decline in sales, general and administrative expenses as a percentage of revenue is consistent with management’s expectations and future outlook. Sales, general and administrative expenses are not expected to increase in proportion to our expected future revenue growth as a result of the scalability of our business model.

     Sales, general and administrative expenses increased approximately $0.9 million in the quarter ended March 31, 2003 as compared to the same period of 2002. The primary driver of this increase was a $1.1 million increase in incentive compensation expense from period to period. In the quarter ended March 31, 2002, when our Board of Directors approved the 2001 bonuses, the bonus accrual. As a result of this change in estimate, we recorded a $0.6 million credit to our operating results in the first quarter of 2002. Additionally, our estimated 2003 payout is more than we paid out in 2002 due to an increase in the number of employees and our current forecast to substantially exceed the new plan targets.

     Facilities and related expenses increased approximately $0.2 million primarily due to the move of our customer care group into a new facility. Computer equipment expenses and software maintenance and support fees increased approximately $0.2 million. In addition, professional service fees and employee travel expenses increased approximately $0.2 million in the quarter ended March 31, 2003 as compared to the same period of 2002.

     Partially offsetting the above increases were amortization and depreciation expenses that decreased quarter to quarter by approximately $0.7 million. This decrease was primarily due to the end of the amortization period in July 2002 for some of the software and technology assets acquired from another company in August 2000. In addition, in December 2002 we accelerated the vesting period of certain of our stock options that were granted below fair market value and as a result we recorded approximately $0.1 million less deferred compensation amortization expense in the quarter ended March 31, 2003 as compared to the same period of 2002.

     Interest and Other Non-Operating Income

     Interest and other non-operating income consist of interest earned on cash and cash equivalents and restricted cash, as well as other non-operating income including late fees and penalties. Interest and other non-operating income was approximately $0.1 million in both the quarters ended March 31, 2003 and 2002.

     Interest Expense, Financing and Other Charges

     Interest expense, financing and other charges were approximately $0.1 million for both quarters ended March 31, 2003 and 2002. This line item consists of bank service charges, interest on capital leases and borrowings and other expenses related to our credit facilities.

     Dividends and Accretion of Series A Convertible Preferred Stock

     The holders of our Series A Preferred Stock are entitled to receive quarterly dividends on the Series A Preferred Stock equal to eight percent (8%) per annum of the stated value per share payable at our option (i) in cash or (ii) by increasing the stated value per share on the dividend payment date. The stated value per share is the sum of the initial purchase price of $3.50 per share as cumulatively adjusted from time to time by accumulated dividends. The stated value per share as of March 31, 2003 was approximately $3.80.

     For the quarter ended March 31, 2003, we elected to pay the quarterly dividends in cash. This resulted in dividend charges of $0.5 million while incurring no additional fair value dividend charges for that period.

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

     We are required to redeem all Series A Preferred Stock shares remaining outstanding on March 20, 2006 at a price of 105% of the then current value per share. Accordingly, we are accreting the value of the Series A Preferred Stock up to the redemption value of the shares using the effective interest method. This is increasing the carrying value of the Series A Preferred Stock and the charge is included in the computation of net income (loss) available to common shareholders. In both the quarters ended March 31, 2003 and 2002, we recorded approximately $0.2 million of accretion charges.

     Beginning March 20, 2004, at our option, the shares of Series A Preferred Stock will be redeemable for cash at a price per share equal to the applicable percentage multiplied by the then current value per share. The applicable percentage is initially 120% and declines to 105% on a quarterly basis over the two-year period ending March 21, 2006. If we continue to pay quarterly cash dividends, on March 20, 2004 the shares of Series A Preferred Stock will be redeemable for cash at a price per share of $4.56 and will decline to a price per share of $3.99 at March 21, 2006. Currently, and until redeemed, each share of Series A Preferred Stock is convertible at the option of the holder at any time into the number of shares of common stock as is determined by dividing the current value per share by the conversion price of $3.50. The current value per share is defined as the stated value per share (see above) plus cumulative adjustments for dividends. At March 31, 2003, each share of Series A Preferred Stock was convertible into 6,506,549 shares of common stock.

     Factors That May Affect Our Results of Operations or Reported Results

     In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating LendingTree. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations may suffer.

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

     The significant accounting policies listed below, affect our estimates and judgments in preparing the consolidated financial statements.

     Specifically, these significant estimates affect our results of operations and financial condition as follows:

•	Under our incentive compensation plan, employees can earn awards based on achievement of various financial and operational performance factors or other specific goals. The actual award formula may vary by individual and the goals are not the same from year to year. During the year, management makes monthly estimates of the amount of an award each employee has earned based on levels of achievement relative to the goals and performance factors. These monthly estimates are accrued with a charge to operating income for that period. The awards are typically paid to the employee following the completion of a year. Under our 2003 incentive compensation plan, employees can earn bonus awards based on a combination of our achievement of certain revenue and earnings targets for the year, management’s discretion and individual achievement of specified personal goals. As of March 31, 2003 we had $1.5 million accrued and charged to operating income as incentive compensation expense for the 2003 plan year estimated bonus payouts. For the first quarter of 2003, our results and forecasted results for the remainder of the year are substantially above targeted levels. As an example of the impact that changes in key variables relating to this estimate could have on our financial results, we have calculated the following:

•	If the company’s actual results would have increased (or decreased) 10% from the above-target revenue and earnings levels for the year, the expected payout for the year would have increased (or decreased) by approximately $0.2 million and our incentive compensation charged to operating income for the three months ended March 31, 2003 would have been less than $0.1 million higher (or lower).

•	If the employees actually achieve 90% (or 70%) of their individual performance goals instead of the 80% we have estimated, the expected payout for the year would increase (or decrease) by approximately $0.2 million and our incentive compensation charged to operating income through March 31, 2003 would have been less than $0.1 million higher (or lower).

•	At March 31, 2003 we have $0.7 million of intangible assets, net of accumulated amortization on our balance sheet related to the real estate agent network and affinity program partner contracts we acquired from HomeSpace, Inc. in August 2000. We have been amortizing these assets over their estimated useful lives ranging from 2 to 3.75 years. We estimated the useful lives of these assets considering our expected use of the assets, technological advances and the competitive environment.

•	For Lenders joining our exchange, we charge an initial set-up and implementation fee, generally ranging from $5,000 to $25,000. For these arrangements we estimate the expected life of that relationship under the contract terms and recognize the applicable revenue and costs over that period if it is longer than the stated term of the related contract. Currently, our estimates of the expected term of the initial Lender arrangement are 5 years. In the quarter ended March 31, 2003, we adjusted our expected term from 2 to 5 years based on our analysis of more historical data. At March 31, 2003 we have approximately $1.4 million of total deferred revenue (current and long-term) and $1.2 million of deferred cost related to such arrangements. If the expected term of any arrangement were to be extended beyond our current estimates, we would defer the remaining revenue and costs of that arrangement and recognize them over that new term.

•	We account for income taxes using the liability method whereby deferred tax assets or liabilities are recognized for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards. In estimating future tax consequences, we generally consider all expected future events other than enactment of changes in tax law or rates. If it is “more likely than not” that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded. The valuation allowance is based on our judgment as to future taxable income in light of historical results, the current environment, forecasted performance and other factors. In making these judgments we consider the evidence, giving greater weight to historical results than forecasted improvements.

     Actual results could differ from our estimates.

     Business Conditions and Liquidity Considerations

     At March 31, 2003 we had approximately $26.9 million in cash, cash equivalents and restricted cash. For the quarter ended March 31, 2003, cash flows from operations decreased $1.4 million due to the growth of our accounts receivable, deposits made to our advertising escrow account and the payout of our 2002 incentive compensation accrual. Cash flows from investing activities decreased $0.8 million, primarily for investments in computer equipment and software. Cash flows from financing activities for the quarter ended March 31, 2003 was a source of $0.2 million in cash, primarily from exercises of stock options. As of March 31, 2003 we had a decrease in cash from December 31, 2002 of $2.1 million.

     Restricted cash at March 31, 2003 ($6.2 million) and December 31, 2002 ($4.5 million) primarily includes funds that are maintained in an escrow account established by us and our advertising agency to maintain funds set aside by us for expenditures and services of the advertising agency. Disbursements from the escrow account can only be made for advertising expenditures we have approved in advance. In addition, at both March 31, 2003 and December 31, 2002, $1.6 million of the restricted cash balances represents funds set aside as collateral for a letter of credit issued by our bank to a bonding company that provides surety bonds in the various states where we are licensed to do business. The various states require surety bonds in amounts ranging from $5,000 to $150,000 as a part of their mortgage broker or loan originator regulations.

     We believe that the existing cash and cash equivalents, restricted cash and cash generated from operations will be sufficient to fund our operating and capital needs and the payment of cash dividends to the holders of our Series A Preferred Stock through March 31, 2004. We believe that cash from operations will continue to be generated from revenue growth resulting from the continued growth in online-lending, expansion of our network of Lenders and real estate brokers and by more consumers utilizing our exchange. We expect to be able to drive more consumers to our exchange by leveraging our existing high brand awareness and utilizing our product-focused advertisements and by continuing to develop business relationships with significant web-portals and finance-oriented online businesses.

     Although we have historically experienced significant revenue growth and we achieved positive cash flows from operations for the year ended December 31, 2002, the operating results for future periods are still subject to numerous uncertainties. While there are many factors that can influence consumer loan demand, such as increased brand awareness, advertising spending and other company initiatives, we believe the continued historical low levels of mortgage interest rates have generally influenced consumers to seek and close purchase mortgages or to refinance their existing mortgages. Significant increases in interest rates may deter consumers from seeking loan products such as mortgage and auto loans, which may result in lower consumer volume on our site.

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

     Significant Customers and Concentrations

     No customer accounted for greater than 10% of our accounts receivable balance as of March 31, 2003 or December 31, 2002. Additionally, no customer accounted for more than 10% of our Lending Exchange revenue in the quarters ended March 31, 2003 or 2002.

     For the quarter ended March 31, 2003, one customer accounted for 26% of our Other revenue. For the quarter ended March 31, 2002 two customers accounted for 56% and 16%, respectively, of our Other revenue.

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

     Forward-Looking Statements and Certain Risks

     This quarterly report on Form 10-Q contains certain forward-looking statements and information based on our beliefs as well as assumptions made by, and information currently available to us. Many statements made in the 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not based on historical facts but are based on beliefs as well as assumptions made by us and information currently available to us. The words “expects,” “anticipates,” “estimates,” “intends,” “believes,” “plans” and similar expressions are intended to identify forward-looking statements. These statements include, among others, those relating to our belief that we will have sufficient sources of liquidity to fund our operations through 2003; our expectation that sales, general and administrative expenses will not increase in proportion to our expected future revenue growth; our plans to reduce discretionary expenditures if our revenues do not grow as anticipated or if we have a liquidity shortfall; our belief that our pending litigation will not have an outcome that will have a material adverse effect on our financial condition, cash flows or results of operations; our belief that improvements in our key operating metrics and the growth in online lending will more than offset decreases in our business caused by lower levels of consumer refinance activity; our belief that our initiatives designed to improve the rate at which loans close through our exchange will be effective; our expectation that if our mortgage close rates remain at or near current levels that the higher transmission volume in the quarter ended March 31, 2003 as compared to the same period of 2002 will result in higher closed mortgage loan revenue for quarter ended June 30, 2003; our expectation that advertising costs will continue to represent a significant portion of our operating expenses; our intention to continue to use cable television and network radio in our core advertising strategy; our belief that we will be able to draw more customers to our Exchange; and our belief that the costs associated with our Realty Services Exchange segment will continue to decrease as a percentage of Realty Services revenues. Our actual results could differ materially from the results discussed in any of our forward-looking statements. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

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

     Risks related to our financial condition include the following: our limited operating history makes our business and prospects difficult to evaluate; the long-term viability of our business model is unproven and could fail; our operating results may be negatively impacted by fluctuations in interest rates; our quarterly operating results are not an indication of our future results; we may not be able to achieve our projected financial and operating results, which could cause a decline in our stock price; we have pledged our accounts receivable as collateral security; and if the merger with USA is not consummated, our day-to-day operations may be disrupted due to the substantial time and effort our management must devote to seeking to complete the merger, which could lead to a loss of position in the market that we may be unable to regain if the merger does not occur; if the merger agreement is terminated under certain conditions, we may be required to pay USA a termination fee of $25 million; and we must pay various costs related to the merger, such as our legal and accounting fees.

     Risks related to our markets and strategy include the following: our continued success is dependent upon increased acceptance of the internet by consumers and lenders as a medium for lending; Lenders in our network are not precluded from offering consumer credit products outside of our exchange; if our participating Lenders do not provide competitive levels of service to our consumers, our brand will be harmed and our ability to attract consumers to our website will be limited; we may not be able to manage our expanding operations effectively; if we are unable to maintain our brand recognition or high levels of consumer satisfaction, consumer and lender demand for our service may decrease; continued terrorist attacks, war or other civil disturbances could lead to further economic stability and depress our stock price or adversely affect our business; and if the merger with USA is not completed, our stock price would likely decline since it currently reflects a market assumption that the merger will be completed.

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

     Risk related to legal and regulatory uncertainty include the following: we may be subject to liability or legal claims relating to information that is posted on our website or on websites linked to our website; our failure to comply with laws governing our service or material changes in the regulatory environment relating to the internet could have a material adverse effect on our business; many states require us to obtain licenses to offer our products and we may not be able to obtain or retain licenses in every state; if our Lenders fail to produce required documents for examination by state regulators, we may be subject to fines, forfeitures and the revocation of required licenses; because some state regulations impose filing obligations on some of our largest stockholders and customers, we may be unable to obtain or maintain necessary licenses in these states for reasons beyond our control, if any of these parties fail to comply with these filing obligations; we may not be able to satisfy state or federal net worth or bond requirements necessary to obtain or maintain required licenses; regulation of the internet is unsettled, and future regulations could inhibit the growth of the internet, decrease the number of visitors to our website or otherwise materially adversely affect our business; and we may be limited or restricted in the way we establish and maintain our online or offline relationships by laws generally applicable to our business.

     Risks related to our stock price and corporate control include the following: sales of substantial amounts of our common stock in the public market, including shares issuable upon the conversion of shares of our Series A Preferred Stock, could have an adverse impact on the market price of our common stock; holders of our Series A Preferred Stock have greater rights and preferences than our common shareholders; it may be difficult for a third party to acquire us, which could depress our stock price; and our executive management team and directors and entities affiliated with them, whose interests may differ from other shareholders, have the ability to exercise significant control over us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     On July 13, 2001, LendingTree and GE Capital Commercial Services, Inc. entered into a two-year loan and security agreement and revolving credit note. Under this arrangement, borrowings will bear interest at the prime rate determined on the last business day of the preceding calendar month. As of March 31, 2003 the interest rate in effect for us was 4.25% and we had no borrowings outstanding under this facility. However, with assumed average borrowings outstanding of $2.0 million over a 12-month period, a 1.0% increase in the prime rate would result in additional interest expense of approximately $20,000 during that period.

     We currently hold no derivative instruments and do not earn foreign-sourced income. All of our transactions occur in U.S. dollars and we do not have any investments in foreign countries. Accordingly, changes in currency exchange rates related to these types of transactions do not have a direct effect on our financial position or results of operations.

     We are subject to market risk due to the terms of our Series A Preferred Stock. Our Series A Preferred Stock exposes us to market risk to the extent that dividends are paid in adjustments to stated value and not in cash. Dividends on our Series A Preferred Stock that are paid by increasing the stated value will be recorded based on the fair value of the underlying common stock into which the additional value is convertible. We have been paying the quarterly dividends in cash since the quarter ended June 30, 2002 and therefore have not recorded any fair value dividend charges since the quarter ended March 31, 2002. If, in the future, we were to settle the dividend obligations by increasing the stated value of the preferred stock, and if the market price of our common stock were to stay above $3.50, we would continue to incur additional fair value charges. If we continue to pay cash dividends, we will incur total dividend charges of approximately $1.8 million during the next twelve-month period.

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

PART II — Other Information

Item 1. Legal Proceedings

     On September 10, 2001, Block Financial Corporation, or Block, filed a complaint in the United States District Court for the Western District of Missouri [Block Financial Corporation v. LendingTree, Inc., Case Number 01-1007-CV-W-3], against us, alleging that our financial card (credit card) qualification form processing system infringes its U.S. Patent No. 6,014,645 entitled, “Real-Time Financial Card Application System.” The complaint seeks both monetary damages in the form of a reasonable royalty and injunctive relief. On November 19, 2001, we filed an answer to the complaint denying infringement of the Block patent. We also filed a counterclaim against Block seeking a declaratory judgment of non-infringement and invalidity of the Block patent. In addition, we have filed a request with the United States Patent Office (“USPTO”) seeking a reexamination of Block’s patent. Contemporaneous with that filing, we filed a motion for a stay of all proceedings in the United States District Court for the Western District of Missouri pending the reexamination of the Block patent by the USPTO. On August 23, 2002, the USPTO issued an Order granting our request for reexamination of the Block patent, finding that “a substantial new question of patentability” affecting the claims of the Block patent has been raised by the request. On or about April 30, 2003, the USPTO issued an initial Office Action in which all claims of the Block patent were rejected as being unpatentable view of the prior art cited in the reexamination request. Additionally, pursuant to an order from the District Court, the action against us is stayed until the reexamination proceeding is complete. We believe that we have meritorious defenses to Block’s claim and we do not believe that this action will have a material impact on our financial condition, cash flows or results of operations.

     We are involved in other litigation from time to time that is routine in nature and incidental to the conduct of its business. We believe that the outcome of any such litigation would not have a material adverse effect on our financial condition, cash flows or results of operations.

Item 2. Changes in Securities and Use of Proceeds

     During the three months ended March 31, 2003, we issued a total of 2,666 shares of common stock upon the exercise of outstanding warrants. Such securities were acquired in a private placement transaction under Section 4(2) of the Securities Act of 1933. The holders of the warrants exercised using the net exercise method, accordingly, we received no cash proceeds from such exercises.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

NUMBER	DESCRIPTION

4.1	Certificate of Designations, Preferences and Rights of the Series A 8% Convertible Preferred Stock of LendingTree, Inc.

99.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

     On February 3, 2003, we filed a report on Form 8-K to report that we had issued a press release to report our revenue and earnings for the forth quarter and year ended December 31, 2002 and to revise our guidance for 2003.

     On March 11, 2003, we filed a report on Form 8-K to report that we had issued a press release to revise our financial guidance for the quarter ending March 31, 2003.

     On March 12, 2003, we filed a report on Form 8-K to report that we had issued a press release to announce that we were presenting certain information at a conference. Among this information presented was a business overview for our lending and real estate product, discussion of recent operating financial results and an elaboration of our plans to generate a large share of the consumer lending market.

     On April 3, 2003, we filed a report on Form 8-K to report that our board of directors authorized a share repurchase program of up to one million shares of our common stock. The share purchases may be made from time to time, depending on market conditions until September 2005. The repurchase program does not obligate the company to acquire any specific number of shares and may be discontinued at any time. All purchases will be in accordance with the terms, conditions, and restrictions contained in SEC Rule 10(b)-18.

     On April 21, 2003, we filed a report on Form 8-K to report that we had issued a press release to report our revenue and earnings for the quarter ended March 31, 2003 and to revise our guidance for the remainder of 2003.

     On May 6, 2003, we filed a report on Form 8-K to report that we had entered into an Agreement and Plan of Merger with USA Interactive and Forest Merger Corporation, pursuant to which LendingTree would become a wholly-owned subsidiary of USA Interactive.

SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENDINGTREE, INC.

Date: May 13, 2003	By:	/s/ Keith B. Hall

Keith B. Hall, Senior Vice-President,
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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ Keith B. Hall

Keith B. Hall
Senior Vice President and Chief Financial Officer